Form 10KSB
period 2000-12-31
SOUTHAMPTON PARTNERS INC
filed 2001-04-20
CIK 1034674

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

|_|            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission file number 0-32047
                                                -------

                           Southampton Partners, Inc.
                           --------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                11-3320705
                 --------                                ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                   19 Mary's Lane, Southampton, New York 11968
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (631) 204-1150
                           --------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|         No |X|


                               [Cover page 1 of 2]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $ -0-.

      As of April 11, 2001, the aggregate market value of the voting and non-voting common equity, based on the average bid and asked prices of the issuer's voting stock, held by non-affiliates was unavailable due to the fact that there is presently no trading market from which to obtain such price quotations. Exclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of April 11, 2001, 2001: 1,000,100.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, that address activities, events or developments that our Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by the management of our Company in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to the ability of our Company to raise money, to conduct operations profitably and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.


                            [Cover page 2 of 2 pages]

                                     PART I

Item 1. Description of Business.

General:

      Southampton Partners, Inc. (the "Company" or "we") was formed pursuant to the General Corporation Law of the State of Delaware on May 15, 1996, and we have our principal office in Southampton, New York. We were formed for the purpose of engaging in computer software publishing and reselling, also known as "Shareware." However, lack of funds made it difficult for us to maintain business operations and we eventually became inactive. Our corporate charter was eventually revoked on March 1, 1998 by the State of Delaware for our failure to pay required taxes and for lack of a registered agent; however, all non-remitted taxes on behalf of our Company have been paid and we have appointed a registered agent. We filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of our corporate charter on January 15, 1999. We are currently searching for a merger or other possible business transaction with a suitable privately held company.

Proposed Business:

      We currently have no operations, no revenue, no assets and no full-time employees. We have not engaged in any business activity other than organizational matters since our inception. We intend to restructure ourselves in order to be used as a "shell" for the purpose of merging with or acquiring a suitable privately held operating company with both a business history and operating assets. Our primary activity will be to identify and negotiate with a business entity with whom we can combine with.

      We believe a privately held operating company intending to merge, consolidate or reorganize with us will have the advantage of acquiring an ownership interest in a public company without the costs and the time that would be incurred when conducting an initial public offering. We believe that the process of selecting a suitable privately held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. We have not yet selected any company for a merger or business combination and do not intend to limit potential business combinations to any particular fields, industry or geographic location. In our search for a suitable privately held company to combine with, we are determined to consider only companies, which we believe, have growth opportunities.

      Because we have no revenues we will be unable to satisfy any liabilities incurred prior to the combination with a privately held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue new business opportunities with other privately held companies. If this occurs, it is foreseeable that our Company's common stock may become worthless and our stockholders may receive, if any, a nominal distribution, upon our Company's liquidation and dissolution. We can not predict the resulting value of the merger or business transaction for the owners of the privately held company selected for a business combination. The privately held company selected for the business combination may incur significant expenses and costs associated with the business combination including legal, accounting and administrative fees and expenses.

Additional Investment Considerations and Risk Factors:

      An investment in our common stock is highly speculative, and brings with it a number of investment considerations and risk factors which an existing stockholder or prospective purchaser of our common stock should take into account. Among these are the following:

We Have No Revenue, No Assets and No Operations.

      We are an inactive Delaware corporation and may remain dormant if we do not merge or combine with another business entity. We can not predict the financial condition of our Company. Our operating expenses, in all likelihood, will increase without any corresponding revenues, at least until a business combination takes place. We will incur a net operating loss until we are able to merge, or combine with another entity. We can not provide assurances that our Company will identify a target entity and a business combination will ever occur.

We Currently Do Not Have An Agreement For A Business Combination.

      At the current juncture, we have no agreement, understanding or arrangement with a specific business entity. We cannot provide assurances that a suitable business entity will be identified or if a business combination will ever occur. If a business combination does occur we can give no assurance that the terms will be advantageous to you.

Our Accountants Have Expressed Substantial Doubts About Our Ability to Continue As a Going Concern; Additional Financing or an Acquisition of Our Company Will Be Necessary.

      Our Accountants have expressed substantial uncertainty about our ability to continue as a going concern. This will be dependent upon our ability to combine with another entity with an active business. We may require additional capital, or additional financing in the near future. There can be no assurance that we will be able to arrange additional financing, and if such financing is available, whether debt or equity, it may not be on terms favorable to our Company.

We Are Dependent Upon Robert Wilson for the Management and the Conduct of Our Business.

      As noted throughout this Report, we are highly dependant upon Robert Wilson, our President, Secretary, Treasurer and sole director, and his ability to investigate and evaluate a suitable business entity to combine with. Mr. Wilson will not devote his entire time to the business affairs of our Company. Mr. Wilson only has a verbal arrangement with our Company to work without compensation. The loss or unavailability of Mr. Wilson may have a materially adverse effect on our business and potential earning capacity. We currently do not maintain any key person life insurance to compensate us if we lose the services of Mr. Wilson, nor do we intend to purchase key person life insurance.

Competition.

      We will be an insignificant participant among the firms which engage in mergers or acquisitions of companies. Established entities may have greater financial resources, technical expertise and management availability than our Company. Smaller public companies are also active in seeking companies to merge with or acquire. We are at a significant disadvantage because we have no financial resources and have limited management availability.

We Are Not Trading on a Market.

      We are presently not trading on a market. We cannot provide assurances that we will in the future trade on a market. If a market does develop, we cannot provide assurances that it will be maintained. We plan to have a broker-dealer apply to The National Association of Securities Dealers, Inc. to have our Company's securities traded on the OTC Bulletin Board published in electronic or print media, or on the "Pink Sheets" of Pink Sheets LLC (formerly, National Quotation Bureau LLC). A trading market may not be able to be develop until we have completed a merger or acquisition and the combined company has complied with the 1934 Act or the Securities Act of 1933, as amended, if required. If a public market develops, it is likely to be illiquid or volatile.

Conflicts of Interest.

      Potential conflicts of interests between our Company and our officer and director may occur. Our officer and director may pursue or engage in business activities, which may be similar or dissimilar to those engaged in by our Company. We cannot provide assurances that potential conflicts of interests will resolve in our Company's favor.

Change in Control and Management and the Reduction of Percentage Share Ownership Following Business Combination.

      If a business combination or transaction occurs, the issuance of our common stock to the shareholders of the company to be combined with may result in a change in control and management within our Company. Our director may, as a result of the business transaction, resign or be replaced without the vote of our Company shareholders. A business combination or transaction will, in all likelihood, result in a significant issuance of our shares and a substantial dilution to our current shareholders.

We May Rely On Unaudited Financial Statements.

      We will require audited financial statements from the potential target company we plan to merge or combine with. However, we can not provide assurances that audited financial statements will be available prior to the business transaction. We may rely on unaudited financial statements if audited financial statements are not available. If we rely on unaudited financial statements we may not have full and accurate information regarding the target company's financial condition or operating history.

Regulation.

      We will be subject to regulation under the 1934 Act. However, we believe we will not be subject to regulation under the Investment Company Act of 1940, since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we may incur registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940. Any violation of the Investment Company Act of 1940 would subject our Company to material adverse consequences.

Taxation.

      Federal and state tax consequences will, in all likelihood, be significant considerations in any business combination we may undertake. We intend to structure any business combination so as to minimize the federal and state tax consequences to both our Company and the target entity. We intend to investigate tax-free treatment opportunities for both companies. However, we can not provide assurances that the business combination will not result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Item 2. Description of Property.

      Presently, we are utilizing office space without charge at the residence of our Company's President located at 19 Mary's Lane, Southampton, New York 11968. These facilities are suitable for us considering we are presently inactive.

Item 3. Legal Proceedings.

      We are currently not a party to any material litigation, the result of which could adversely affect the business of our Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      (a) Market Information. Presently, our shares of common stock are not trading on a market. Our shares have never traded on a market to date. We can not provide assurances that a trading market will develop. If a market does develop, we can not provide assurances that it will be maintained.

      (b) Holders. The number of holders of our common stock was approximately 114 on April 11, 2001, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

      (c) Dividends. We have not paid any cash dividends on our common stock for the last two years. Our Board of Directors does not intend to declare cash dividends on our common stock in the foreseeable future, in order to conserve cash for working capital purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Plan of Operation:

      Within the next twelve months, we intend to restructure ourselves in order to be used as a "shell" for the purpose of merging with, acquiring or conducting another form of business combination with a privately held company with growth value in exchange for our Company's securities. We believe we will be attractive to merger or acquisition candidates because of our status as a corporation with a class of securities registered under the Securities Act. We intend to file all reports required under the Exchange Act until a business combination has occurred. As of the filing of this Report, we have not entered into negotiations with any specific company regarding the possibility of a business combination with our Company.

      We will not limit our search to any particular business fields, industry, or geographic location. We believe that the process of selecting a suitable privately held company and the subsequent merger or business transaction will be extremely risky and complex. We presently have no operations, no revenue and no assets. Our ability to continue as a going concern will be dependent upon our ability to combine with another entity with an active business. However, we believe a business combination with us may be advantageous to a company because the combination will provide the benefits of acquiring an ownership interest in a publicly registered company without the costs or the time that would be incurred when conducting an initial public offering. Our management has not conducted any market research on the potential benefits a privately held company may receive if it participates in a business combination with us.

      Our management, led by Robert Wilson, will analyze the business opportunities for our Company. Factors such as the prospective candidate's operating history, financial and managerial resources, technical expertise, assets and potential for generating revenues will be relevant when analyzing business opportunities for our Company.

      We currently have no full-time employees. Mr. Wilson, our President, Secretary, Treasurer and sole director, will not devote his entire time to the business affairs of our Company. If we engage in a business combination with another company the number of employees may change significantly.

Item 7. Financial Statements.

      The financial statements required by this Item are enumerated in Item 13 and are found following page 11 of this Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Because of our relatively inactive status, we currently have only one director, whose term will expire at our Annual Meeting of Stockholders. We will take steps to appoint two other directors in the near future. The following table contains information regarding our director and executive officers:

      Name             Age     Position / Offices Held            Director Since

Robert Wilson          42     President, Treasurer, Secretary
                              and a director                            1996

--------------------------------------------------------------------------------

      The following is a brief account of the business experience for the last five years for the above-mentioned individual:

      Robert Wilson has been the President, Treasurer, Secretary and sole director of our Company for the past five years. He also presently serves as a Professor of Finance at C.W. Post University. Mr. Wilson is also the founder and owner of Robert Wilson Investment Advisors, Inc. He is an established consultant for broker-dealers and has demonstrated expertise in increasing company performance and profitability.

      Mr. Wilson received an A.A.S. degree in Business Administration from Suffolk County Community College. He received a B.S. degree in Management and a M.S. degree in Finance Management from the University of New Haven.

Section 16(a) Beneficial Ownership Reporting Compliance.

      During the fiscal year ended December 31, 2000, Mr. Wilson, our President, Treasurer, Secretary, sole director and a beneficial owner of more than 10% of our Company's common stock, was late in filing a Form 3 and reporting his direct ownership of 790,100 shares which were registered for the first time with the Company's Form 10-SB filing with the Securities and Exchange Commission on December 1, 2000.

Item 10. Executive Compensation.

      Mr. Wilson is an officer and a director for our Company and has received no monetary compensation for services rendered during his tenure. Mr. Wilson has a verbal arrangement with our Company to work without pay.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table of stock ownership and notes thereto relate as of April 11, 2001 to the ownership of common stock, par value $.0001 per share (the "Common Stock") of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                          Amount and
                                          Nature of
Name and Address                          Beneficial                  Percent
of Beneficial Owner                       Ownership(1)(2)             of Class
-------------------                       ---------------             --------
Robert Wilson                                790,100(3)                  79%
19 Mary's Lane
Southampton, NY 11968

All directors and executive officers
  as a group (1 Person)                      790,100                     79%

--------------------------------------------------
(1) Based on a total of 1,000,100 shares of Common Stock issued and outstanding.
(2)   All such ownership is direct unless otherwise stated.
(3) A total of 790,000 shares of Common Stock were issued in exchange for services rendered pursuant to an offering made under Regulation D 504 of the Securities Act of 1933, as amended.

Item 12. Certain Relationships and Related Transactions.

      Transactions with Promoters:

      Robert A. Wilson received 100 shares of our Common Stock in consideration of $3,838.00 in cash. Mr. Wilson also received 790,000 shares of our Common Stock in exchange for services rendered pursuant to Rule 504 under Regulation D of the Securities Act of 1933, as amended.

      Mr. Wilson currently holds executive positions as President, Treasurer and Secretary and is our sole director.

      Mr. Wilson is currently permitting our Company to utilize space without charge at his residence.

Item 13. Exhibits and Reports on Form 8-K.

      (a)   Documents filed as part of this Report:

            1.    Financial Statements:

                  o     Report of Independent Auditors;
                  o     Statement of Financial Position as of December 31, 2000;
                  o Statement of Operations for the period May 15, 1996 (inception to December 31, 2000;
                  o Statement of Stockholders' Equity for the period May 15, 1996 (Inception) to December 31, 2000;
                  o Statement of Cash Flows for the period May 15, 1996 (Inception) to December 31, 2000; and
                  o     Notes to Financial Statements.

            2. Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial states or related notes.

            3.    Exhibits and Index:

                  Exhibit
                    No.             Description
                  -------           -----------

                  3.(i)     Certificate of Incorporation.*

                  3.(i)(a) Certificate of Amendment of Certificate of Incorporation.*

                  3.(i)(b) Certificate of Amendment of Certificate of Incorporation.*

                  3.(i)(c)  Certificate for Renewal and Revival of Charter.*

                  3.(ii)    By-Laws.*

                  11.       Statement Re: Computation Of Per Share Earnings.

* Filed as an exhibit to the Form 10-SB filed with the Securities and Exchange Commission on December 1, 2001and hereby incorporated by reference.

      (b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 2000.

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                         REPORT ON FINANCIAL STATEMENTS

              Period May 15, 1996 (inception) to December 31, 2000

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                         REPORT ON FINANCIAL STATEMENTS

              Period May 15, 1996 (inception) to December 31, 2000

                                 C O N T E N T S

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F-3

Financial Statements

         Statement of Financial Position as of
            December 31, 2000                                                F-4

         Statement of Operations for the period
            May 15, 1996 (inception) to December 31, 2000                    F-5

         Statement of Stockholders' Equity for the period
            May 15, 1996 (inception) to December 31, 2000                    F-6

         Statement of Cash flows for the period
            May 15, 1996 (inception) to December 31, 2000                    F-7

         Note to Financial Statements                                        F-8

                          GREGORY N. FERRARIS, CPA, LLC
                           CERTIFIED PUBLIC ACCOUNTANT

                         108 Main Street, P.O. Box 2499
                           Sag Harbor, New York 11963
                                 (516) 725-0145
                            Facsimile (516) 725-1904

Board of Directors and Stockholders
Southampton Partners, Inc.
Southampton, New York

                         REPORT OF INDEPENDENT AUDITORS

I have audited the balance sheet of Southampton Partners, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended and period May 15, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southampton Partners, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year ended and period May 15, 1996 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, Southampton Partners, Inc. is in the development stage and the Company's ability to continue in the normal course of business is dependent upon it's ability to effectuate a successful business combination. This uncertainty raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                   /s/ Gregory N. Ferraris
                                                   Gregory N. Ferraris, CPA, LLC

Sag Harbor, New York
March 7, 2001

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                         STATEMENT OF FINANCIAL POSITION

              Period May 15, 1996 (inception) to December 31, 2000

        ASSETS                                                         $     --
                                                                       --------
        LIABILITIES

Accrued expense                                                        $  6,345
                                                                       --------

   Total liabilities                                                      6,345

        STOCKHOLDERS' EQUITY

Common stock $.0001 par value; 200,000,000 shares
   authorized; 1,000,100 issued and outstanding;
   200,000 warrants issued, exercisable at $5 per share                     100
Additional paid-in capital                                                8,255
Deficit accumulated during development stage                            (14,700)
                                                                       --------
   Total stockholders' equity                                            (6,345)
                                                                       --------
         Total liabilities and stockholders' equity                    $     --
                                                                       ========

See notes to financial statements

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

              Period May 15, 1996 (inception) to December 31, 2000

                                                                  May 15, 1996
                                              Year ended        (inception) to
                                           December 31, 2000   December 31, 2000
                                           -----------------   -----------------

REVENUE                                        $        --         $        --

EXPENSES
   Legal and professional                            4,850              10,170
   Taxes and licenses                                  355               2,341
   General and administrative                          135               2,189
                                               -----------         -----------
         Total expenses                              5,340              14,700
                                               -----------         -----------
NET LOSS                                       $     5,340         $    14,700
                                               ===========         ===========

NET LOSS PER SHARES (Note 2)                       (0.0053)            (0.0147)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING                   1,000,100           1,000,100
                                               ===========         ===========

See notes to financial statements.

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

              Period May 15, 1996 (inception) to December 31, 2000

                                                    Southampton Partners, Inc.
                                                           Common Stock                               Deficit
                                                        200,000,000 Shares                          Accumulated
                                                         $.0001 Par Value             Additional       during           Total
                                                  ------------------------------       Paid-in       Development    Stockholders
                                                   Shares              Par Value       Capital          Stage          Equity
                                                  -------              ---------      ----------    ------------    ------------
Issuance of stock at inception                          100            $       1      $   2,637      $               $   2,638

Capital Contributions                                                                 $   5,618                      $   5,618

Additional stock issued - including 200,000
   warrants issued at $5 per share                1,000,000                   99                                            99

Net loss from inception
   May 15, 1996 to December 31, 2000                                                                   (14,700)        (14,700)
                                                  ---------            ---------      ---------      ---------       ---------
Balance, December 31, 2000                        1,000,100            $     100      $   8,255      $ (14,700)      $  (6,345)
                                                  =========            =========      =========      =========       =========

See notes to financial statements.

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              Period May 15, 1996 (inception) to December 31, 2000

                                                                            May 15, 1996
                                                     Year ended           (inception) to
                                                  December 31, 2000      December 31, 2000
                                                  -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                  $ (5,340)              $  (14,700)
   Adjustments to reconcile net loss to net cash
   used in operations:
       Increase in accrued expenses                      5,205                    6,345
                                                      --------               ----------

   Net cash used in operating activities                  (135)                  (8,355)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                         135                    8,355
                                                      --------               ----------

   Net cash provided by financing activities               135                    8,355
                                                      --------               ----------

Net change in cash and cash equivalents                     --                       --

Cash and cash equivalents, beginning of period              --                       --
                                                      --------               ----------
Cash and cash equivalents, end of year                $     --               $       --
                                                      --------               ----------

See notes to financial statements.

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

              Period May 15, 1996 (inception) to December 31, 2000

1 - ORGANIZATION

      Southampton Partners, Inc. (the "Company") is a Delaware Corporation which was formed on May 15, 1996. The company has not engaged in any business activities and is in the development stage. The Company's fiscal year end is December 31.

      The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7 (FAS 7). As of December 31, 2000, cumulation from date of inception financial data information has not been shown. To date, the Company has devoted its efforts to various organizational activities, including developing its business strategy and raising capital.

      On November 7, 1997 the Company filed an offering memorandum in connection with a private placement offering of its securities under rule 504(D) of the Securities Act of 1933, as amended. The Company issued 100,000 units, each consisting of ten shares of common stock and two stock warrants. There was no capital raised as a result of this private placement offering.

      The above factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    Statement of Cash Flows

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      b.    Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Southampton Partners, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

              Period May 15, 1996 (inception) to December 31, 2000

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      c.    Net Loss Per Share

            Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, all common stock issued by the company during the twelve months preceding the offering date at prices below the offering price have been included in the calculation of weighted average shares outstanding as if they were outstanding for the entire period.

3 - STOCKHOLDERS EQUITY

      Capitalization

      Pursuant to the Company's certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock. The stock has a $.0001 par value. Each share of common stock has one vote in all matters.

4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The methods and assumptions used to estimate the value of the following classes of financial instruments were:

            Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Southampton Partners, Inc.
                                               (Registrant)


Date: April 18, 2001                           By:  /s/ Robert A. Wilson
                                                    ----------------------------
                                               Name:     Robert A. Wilson
                                               Title:    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
---------                 -----                                ----


/s/ Robert. A. Wilson     President, Treasurer, Secretary      April 18, 2001
---------------------     and Director
Robert A. Wilson