Form 10QSB
period 2001-03-31
SOUTHAMPTON PARTNERS INC
filed 2001-10-17
CIK 1034674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

             For the transition period from ___________ to __________

                         Commission file number 0-32047
                                                -------

                           Southampton Partners, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                     11-3320705
                --------                                     ----------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)


                  c/o Robert Wilson, President, 19 Mary' Lane,
       ------------------------------------------------------------------
                            Southampton, New York 11968
                            ------------------------
                    (Address of principal executive offices)


                                 (631) 204-1150
                                 --------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


The number of shares outstanding of the issuer's common stock, par value $.0001 per share, as of September 10, 2001 was 1,000,100.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]    No [X]

                           SOUTHAMPTON PARTNERS, INC.

                                                                         Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheet
            March 31, 2001 (Unaudited)                                     4

            Consolidated Statements of Operations
            Three Months Ended March 31, 2001
            and 2000 (Unaudited)                                           5

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2001
            and 2000 (Unaudited)                                           6

Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                   7-8


PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               9

Signatures                                                                 10

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                            Period May 15, 1996
                                           (Unaudited)        (inception) to
                                         March 31, 2001     December 31, 2000
                                        ----------------    -------------------
Assets:

Cash                                    $            -       $             -

  Total assets                          $            -       $             -
                                        ================     =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses   $         18,150     $           6,345
                                        ----------------     -----------------

  Total liabilities                               18,150                 6,345


Stockholders' Equity:

Common stock $.0001 par value;
   200,000,000 shares authorized;
   1,000,100 issued and outstanding;
   200,000 warrants issued,
   exercisable at $5 per share                      100                   100
Additional paid-in capital                        8,255                 8,255
Deficit accumulated during development
   stage                                        (26,505)              (14,700)
                                        ---------------     -----------------
  Total stockholders' equity                    (18,150)               (6,345)
                                        ---------------     -----------------

  Total liabilities and stockholders'
   equity                               $           -       $             -
                                        ===============     =================

                           Southampton Partners, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months ended
                                                          March 31,
                                                 -------------------------

                                                      2000           2001
                                                      ----           ----
Revenue:                                        $        -     $        -

   Total Revenue                                         -              -
                                                ==========     ==========
Expenses:

General and administrative                              50             50

Professional Fees                                        -         11,755

                                                ----------     ----------
Total Expenses                                           50        11,805
                                                ----------     ----------

Net Income (Loss) Before Taxes                         (50)       (11,805)

Net Income (Loss)                                      (50)       (11,805)
                                                ==========     ==========

Primary Earnings Per Common Share                  (.00005)         (.012)
                                                ==========     ==========
Net Earnings (Loss)                                    (50)       (11,805)
                                                ==========     ==========

Fully Diluted Earnings Per
 Common Share                                      (.00005)         (.012)
                                                ==========     ==========

Net Earnings (Loss) Per
 Common Share                                   $  (.00005)    $    (.012)
                                                ==========     ==========
 eighted Average Number of
 Common Shares Outstanding                       1,000,100      1,000,100
                                                ==========     ==========

                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                         Three Months ended
                                                              March 31,
                                                       -----------------------
                                                         2000            2001
                                                         ----            ----

Cash Flows from Operating Activities
 Net income                                            $  (50)        $(11,805)
 Adjustments to reconcile net loss to net cash
 used in operations
   Increase in accrued liabilities                         50           11,805
                                                       --------       --------

Net Cash Used from operating Activities                     -               -
                                                       --------       --------

Cash Flows from Investing Activities                        -               -
                                                       --------       --------

Total Cash Flow from Financing Activities                   -               -
                                                       --------       --------

Cash at Beginning of Period                                 -               -
                                                       --------       --------

Net increase (decrease)                                     -               -

Cash at End of Period                                  $    -         $     -
                                                       ========       ========

Item 2. Management's Discussion and Analysis or Plan of Operation.

Discussion of Financial Condition

         Southampton Partners, Inc. (the "Company") has no revenues. We have no operations and own no assets. Our Company will continue to seek a sale or a business combination transaction. No prediction of the future financial condition of our Company can be made.

Plan of Business

         Plan of Operation:
         -----------------

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

     We may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue business opportunities with other privately-held companies. If this occurs, it is foreseeable that our Company's Common Stock may become worthless and our stockholders may receive a nominal distribution, if any, upon our Company's liquidation and dissolution.

      We can not predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture, if any.

      We can not provide any assurance that the combined company will be able to receive additional equity or debt financing or funding from a third-party if the combined company subsequently requires it.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   None.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 10, 2001                    Southampton Partners, Inc.
                                      -------------------------------------
                                                   (Registrant)


                                      By: /s/ Robert A. Wilson
                                          --------------------------------------
                                          Robert A. Wilson
                                          President (principal executive officer
                                          and principal financial and accounting
                                          officer)