Form 10QSB
period 2001-09-30
SOUTHAMPTON PARTNERS INC
filed 2001-10-25
CIK 1034674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

             For the transition period from ___________ to __________

                         Commissions file number 0-32047
                                                -------

                           Southampton Partners, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     11-3320705
    -------------------------------                          ----------
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

The number of shares outstanding of the issuer's common stock, par value $.0001 per share, as of October 10, 2001 was 41,679,100.

Transitional Small Business Disclosure Format (Check One):  Yes |_|  No |X|

                           SOUTHAMPTON PARTNERS, INC.

                                                                            Page
Part I.  FINANCIAL INFORMATION

            Financial Statements:

            Consolidated Balance Sheet
               September 30, 2001 (Unaudited)                               4

            Consolidated Statements of Operations
            Nine Months Ended September 30, 2001
            and 2000 (Unaudited)                                            5

            Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2001
            and 2000 (Unaudited)                                            6

            Management's Discussion and Analysis or Plan
            of Operation                                                    7-21

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 21

  Signatures                                                                21

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 2001 is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Notes to the financial Statements

      1. Statements reflect acquisition agreed to on September 15, 2001 but not completed unit October 1, 2001 and November 1, 2001 respectfully.
      2. Fees and option are book at current markets values and do not reflect decrease if any in market value or uncollectible fees
      3. None of the fees have been collected at the time that these financial statements were prepared.
      4. All assets were book at purchases price no adjustment of any kind have been made to their market value.
      5. Expenses are just estimates of the cost to manage the assets and fees to be paid to our outsource management group
      6. All of our companies were formed on October 1, 2001 and the acquired assets placed into the appropriate company. The only exception is 3-D Lenticular Imaging which was formed by founder and current President Robert Thompson.

                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                        ASSETS
                                                                          Period May 15, 1996
                                                         (Unaudited)         (inception) to
                                                      September 30, 2001   December 31, 2000
                                                      ------------------   -----------------
Assets:

Cash Equivalents & stock option                          $ 18,612,640          $     --

Property, Plant & Equipment                                 6,790,000

  Total assets                                           $ 25,402,640          $     --
                                                         ============          ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses                    $     18,150          $  6,345
                                                         ------------          --------

  Total liabilities                                            18,150             6,345


Stockholders' Equity:

Common stock $.0001 par value;
   200,000,000 shares authorized;
   41,679,100 issued and outstanding;
   200,000 warrants issued, exercisable
   at $5 per share                                              4,168               100
Additional paid-in capital                                 25,398,472             8,255
Deficit accumulated during development stage                  (26,505)          (14,700)
                                                         ------------          --------
  Total stockholders' equity                               25,376,137            (6,345)
                                                         ------------          --------

  Total liabilities and stockholders' equity             $ 25,394,287          $     --
                                                         ============          ========

                           Southampton Partners, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Nine Months ended
                                                             September 30,
                                                       -------------------------

                                                             2000           2001
                                                             ----           ----
Revenue:                                               $       --    $37,631,500

   Total Revenue                                               --     37,631,500
                                                       ==========    ===========
Expenses:

General and administrative                                     50        377,615

Professional Fees                                              --         28,605
                                                       ----------    -----------

Total Expenses                                                 50        406,220
                                                       ----------    -----------

Net Income (Loss) Before Taxes                                (50)    37,225,280

Provision for Taxes                                            --     18,612,640

Net Income (Loss)                                             (50)    18,612,640
                                                       ==========    ===========

Primary Earnings Per Common Share                         (.00005)          .447
                                                       ==========    ===========
Net Earnings (Loss)                                           (50)    18,612,640
                                                       ==========    ===========

Fully Diluted Earnings Per
 Common Share                                             (.00005)          .447
                                                       ==========    ===========

Net Earnings (Loss) Per
 Common Share                                          $  (.00005)   $      .447
                                                       ==========    ===========
Weighted Average Number of
 Common Shares Outstanding                              1,000,100     41,679,100
                                                       ==========    ===========

                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                           Nine Months ended
                                                             September 30,
                                                      --------------------------
                                                         2000              2001
                                                         ----              ----

Cash Flows from Operating Activities
 Net income                                             $ (50)     $ 37,631,500
 Adjustments to reconcile net loss to net cash
 used in operations
   Increase in accrued liabilities                         50       (37,622,000)
                                                        -----      ------------

Net Cash Used from operating Activities                    --       (19,018,860)
                                                        -----      ------------

Cash Flows from Investing Activities                       --                --
                                                        -----      ------------

Total Cash Flow from Financing Activities                  --                --
                                                        -----      ------------

Cash at Beginning of Period                                --                --
                                                        -----      ------------

Net increase (decrease)                                    --        18,643,140

Cash at End of Period                                   $  --      $ 18,643,140
                                                        =====      ============

Item 2. Management's Discussion and Analysis or Plan of Operation.

Our Business

New Business Plan

On September 5, 2001 our Board of directors met to consider the direction of our company. From that meeting a new direction was determined and the below plan of proposed business was developed. The company will move forward as a merchant banking firm, as this plan of action best fits the expertise of our management.

Merchant Banking Firm

To execute our new business the firm has developed three units: (1) Venture Capital Unit, (2) A Leisure Industry Unit that will focuses on purchasing and developing Sport & Entertainment business and ancillary business, (3) A Real Estate Unit that will purchase income producing commercial properties that are related to the leisure units business.

Three companies have already been created to start executing this plan. These companies which are whole owned subsidiaries of Southampton Partners are Hampton Ventures, Inc., East Cost Properties, Inc. and RAW Motorsports, Inc. A description of their business id listed below:

      o Hampton Venture, Inc.: Venture capitals firm that's missions is to supply funding for the acquired companies and the companies we are developing.

      o     East cost Prosperities, Inc.: a real estate holding company

      o RAW Motorsports, Inc: Owner of a NASCAR Winston Cup and Bush racing team and our first sport and entertainment business.

Terms of Our Merchant Banking Agreements

The merchant banking business is about buy firms and building or rebuilding the companies brand and profitable and setting a time period for the company to stand on its own. In most cases the firm's founder or management is giving terms under which it can repurchase up to sixty percent of the firm. During the period the repurchase agreement is in place the management is given autonomy in run the business and it is consider a separate unit. Below are the terms of repayment we are currently using:

      1. We must be able to recoup our investment and retain twenty five percent of the firm

      2. The firm must be able to support a $100 million valuation at ten times earnings within five years.

      3. If the founder or management has not met the above terms in five years the repurchase agreement is void.

If management or the founder met the above terms, a public offering of the company will take places to spin them off and for us to recoup our investment.

Our Strategy

Our strategy is to focus on one primary industry with a secondary focus on an industry that has compatibly with the primary focus. For example if our focus was the marketing industry a complimentary industry would be broadcasting. Once the primary and secondary industries have been identified, we then chooses a company or companies to be the center pieces of our focus and start determing ancillary business to be built around the focus company(s). We choose ancillary business on their ability to cross sell with each other. Once the above has been determine we start seeking acquisition targets and develop the strategy.

Our current primary focus is the Sport & Entertainment Industry, with a secondary focus of real estate. The current focus company is RAW Motorsports, a NASCAR Winston Cup & Bush Racing Team. The business and real estate we acquirer will support the racing team and allow us to receive maximum income form the racing industry. Below is a chart that shows what we have determined to be the focus of our current strategy. Under later heading we will give a detail exploration of our reasoning behind these focuses.

                                     ==========================

                                     Southampton Partners, Inc.
                                          Holding Company
                                     ==========================
                                                 |
                     ____________________________|______________________________
                     |                           |                              |
                     |                           |                              |
              ________________             =============                _______________

                                              Sport &
              Real Estate Unit             Entertainment                Venture Capital
              Secondary Focus                   Unit                         Unit
                                           Primary Focus                  Funding Unit
              ________________             =============                _______________
                                                 |
                                   ______________|______________
                                   |                           |
                                   |                           |
                            _______________              =============

                                                            Sport &
                            RAW Motorsports              Entertainment
                                  Inc.                   Conglomerate
                             Primary Focus               Primary Focus
                            _______________              =============
                                                               |
        ______________________________________________________________________________________________________
        |                           |                          |                     |                       |
        |                           |                          |                     |                       |
==================                  |                          |                     |                       |
 Collectables (3-D            =============             _______________        =============          ===============
   Lenticular                   Equipment               Fitness Clubs &         Hospitality             Marketing &
    Imaging)                   Manufacture                Health Spa's         Entertainment          Public Relation
  Primary Focus               Primary Focus              Primary Focus         Primary Focus           Primary Focus
==================            =============             _______________        =============          ===============
        |                          |                                                 |                       |
        |                          |                                                 |                       |
        |               ___________|                                     ____________|           ____________|
        |               |                                                |                       |
________|_________      |     _____________                              |     ____________      |     _________________
                        |                                                |                       |
Gift & Collectible      |        Engines                                 |      Night Clubs      |     Advertising Sales
     Shops              |_____  Ancillary                                |____   Ancillary       |____    Ancillary
   Ancillary            |       Business                                 |       Business        |        Business
   Business             |     _____________                              |     ____________      |     _________________
__________________      |                                                |                       |
                        |     _____________                              |     _____________     |     _______________
                        |                                                |                       |
                        |        Race Car                                |      Restaurant &     |        Publishing
                        |_____  Maintenance                              |____    Catering       |____    Ancillary
                        |        Ancillary                               |       Ancillary                Business
                        |        Business                                |       Business
                        |     _____________                              |      ____________            _____________
                        |                                                |
                        |     _____________                              |    ________________
                        |                                                |
                        |        Race Car                                |    Sport Vacation &
                        |_____  Manufacturer                             |____    Tours
                                 Ancillary                                       Ancillary
                                 Business                                        Business
                              _____________                                   ________________

Our Offices

Presently, we are utilizing office space without charge at the office of our Company's President located at 19 Mary's Lane, Southampton, New York 11968. These facilities are suitable for us presently.

Corporate Background

Southampton Partners, Inc. (the "Company" or "we") was formed pursuant to the corporation laws of the State of Delaware on May 15, 1996, and we have our principal office in Southampton, New York. We were formed for the purpose of engaging in computer software publishing and reselling, also known as Shareware. However, lack of funds made it difficult for us to maintain business operations and we eventually became inactive. Our corporate charter was eventually revoked on March 1, 1998 by the State of Delaware for our failure to pay required taxes and for lack of a registered agent. All non-remitted taxes on behalf of our Company have been paid and we have appointed a registered agent. We filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to
Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of our corporate charter on January 15, 1999. We then started our searching for a merger or other possible business transaction with a suitable privately held company. We voluntarily flied Form 10-SB registration statement with the believeth we would be more attractive to merger or business combination candidates if were are a public and reporting company

Proposed Boston Stock Exchange Symbol: "SHP"

Risk Factors

We may not be able to develop or acquire the business necessary to complete this business plan.

Our success depends on acquiring and developing the business we have identified as "primary, secondary and ancillary. Any business failure or delay in acquiring or developing these businesses could have a negative impact on our business and its prospects.

Currently we are depending on one sports franchise to be the focus of our success.

Are current business plan is developed around our NASCAR Racing Team. NASCAR has a long track record of fan brand loyalty, but their can be no assurance that this loyalty will transfer to our products and services within or outside the NASCAR community.

Lack of success of our race team could limit the success of our products and services.

If our race team does not achieve the success we anticipate it is possible that the brand recognition we anticipate may not become reality. This could have adverse success on our business and its profitability.

We are dependent on being the first to the market with many of our products and services.

The success of many of products and service is dependent on being the first to market. This means that we must be the first to licenses movies, sports stars, and performers. There is very heavy competition and completive biding in this market. There can be no assurances that we will win these bid and that companies with more resource may not out bid us.

We experiences intense competition form a verity of sources.

The merchant banking and sports and entertainment business is very completive in both the acquisition of target companies and competing for the publics discretionary dollars. We have competitors who are larger operation with more personal, more experiences and funding that we are competing with. There can be no assurance that we have the resources to compete with these firms and that this will not adversely affect our business and its profitability.

We are dependent upon Robert Wilson for the management and the conduct of our business.

As noted throughout this Report, we are highly dependant upon Robert Wilson, our President, Secretary, Treasurer and sole director, and his ability to investigate and evaluate a suitable business entity. Mr. Wilson will not devote his entire time to the business affairs of our Company. Mr. Wilson only has a verbal arrangement with our Company to work for our company. The loss or unavailability of Mr. Wilson may have a materially adverse effect on our business and potential earning capacity. We currently do not maintain any key person insurance to compensate us if we loss the services of Mr. Wilson, nor do we intend to purchase key person insurance.

Lack of operating history as a unit.

Event through we have purchase and will to continue to purchase on-going business there can be no assurances that the business or the management teams will be able to work together for the common good of the company. If this should accrue it will have an adverse effect on our business and profitable.

We are not trading on a market.

We are presently not trading on a market. We can not provide assurances that we will in the future trade on a market. If a market does develop, we can not provide assurances that it will be maintained. We plan to file an application to the Boston Stock Exchange, Inc. to have our Company's securities traded on their exchange. A trading market may not be able to be developed.

Our business and growth will suffer if we are unable to hire and retain highly skilled personal.

Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. If we are unable to hire and retain skilled personnel, our growth may be restricted, the quality of our products and services diminished and our revenues and the value of your investment reduced. Competition for highly skilled employees is intense in our industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future.

Economic downturns or recessions may dampen the demand for our products and services.

Our experience indicates that during economic declines, some decisions to spend discretionary dollars are deferred or cancelled. At the current time the country is in an economic downturn and the leisure industry has been adversely effected by the territories events of September 11, 2001. However, we are not able to predict whether the slowdown will last for an extended period of time and if it does what negative effect if any it will have on our business, financial condition and results of operations.

If we do not develop a sufficient and marketing force, we may not be able to improve profitability and increase revenues sufficiently.

Currently, we engage in limited marketing activities, conducted primarily by our senior management. We have obtained leads for new business mainly through recommendations from existing clients and general word of month rather than extensive marketing and sales campaigns. We plan to hire an in-house sale and marketing staff, but our efforts to develop a sufficient sales and marketing campaign may prove to be inadequate. Our inability to develop an effective sales and marketing group could have a negative effect on our planned growth and profitability.

We may not be able to successfully make acquisitions or form joint ventures as a means of fostering our growth.

We may not be able to identify suitable candidates for acquisition or joint venture or consummate transactions with them. Since we are relying on acquiring other companies and forming joint ventures to promote our growth, our opportunities may be limited in this regard. If we make an acquisition of a company or form a joint venture, we could have difficulty assimilating the acquired company's operation and personal or working with the joint adventurer which could increase our expenses and reduce the value of your investment. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and charges as well as materially and adversely affect our revenues and the value of your investment.

We have no patents, patents pending or copyrights, and we may not be able to protect our remaining proprietary rights and may infringe on the proprietary rights of others.

We have no patents, patents pending or copyrights, but we regard our trade secrets and similar intellectual property as important to our success. However, our efforts to establish and protect our proprietary rights may be inadequate to prevent misappropriation or infringement of our proprietary property. If we are unable to safeguard our intellectual property rights, our business, operating results and financial condition could be materially harmed. Third parties may bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. Third parties may also claim that we have misappropriated their technology or otherwise infringed on their proprietary rights. At present, we are not aware of any claims of infringement, with or without merit, could be time-consuming to defend, results in costly litigation, divert management attention, require us to enter into expensive royalty or licensing arrangements or prevent us from using important technologies or methods. These eventualities, together or alone, could damage our business and financial condition.

We need to manage our growth effectively.

Our growth has placed, and will continue to place, a significant strain on our managerial operational and financial resources. Failure to manage our growth effectively could have a material adverse effect on our business.

Our management controls 81.6% of our outstanding common stock.

The interests of management could conflict with the interests of our stockholders. Mr. Robert A. Wilson is beneficial owner of approximately 81.6% of our outstanding common stock. Accordingly, he has the power to control the election of all of our directors and other issues for which the approval of our shareholders is required. If purchases shares of our common stock you may have no effective voice in our management.

Our management has substantial discretion over the direction of the company.

Management has control of the direction of the company and they may take the company in a direction that is not in the direction that meets your investment direction. Before investing in our company investor show consider this factor.

Our stock price may fluctuate, which may make it difficult to resell your shares at attractive prices.

The market price of our common stock may be highly volatile. The market prices of securities of other sports and entertainment oriented companies of similar size have been extremely volatile. Factors that could cause volatility in our stock prices include:

      o     Fluctuations in our quarterly operating results;
      o Changes in the market valuations of other leisure companies and stock market prices and volume fluctuations generally;
      o     Economic conditions specific to the leisure industry
      o Announcements by us or our competitors relating to new services or technologies, significant acquisitions, strategic relationships, joint ventures or capital commitments;
      o     Applicable regulatory developments; and
      o     Additions or departures of our key personnel.

Additional Financing May Be Necessary.

We may require additional capital, or additional financing in the near future. There can be no assurance that we will be able to arrange additional financing, and if such financing is available, whether debt or equity, it may not be on terms favorable to our Company.

Conflicts of Interest.

Potential conflicts of interests between our Company and our officer and director may occur. Our officer and director may pursue or engage in business activities, which may be similar or dissimilar to those engaged in by our Company. We can not provide assurances that potential conflicts of interests will resolve in our Company's favor.

Dividend Policy.

We have not declared or paid a cash dividend since inception and we do not contemplate any in the foreseeable future. Dividends will be payable when and if declared by the Board of Directors.

Capitalization

                                                         September 30, 2001
                                                      -------------------------
                                                       Actual        Adjusted
                                                      --------     ------------
Liabilities:

Accounts Payable and Accrued Expenses                 $ 18,150     $     18,150
                                                      --------     ------------

  Total liabilities                                     18,150           18,150

Stockholders' Equity:

Common stock $.0001 par value;
   200,000,000 shares authorized;
   41,667,100 issued and outstanding;
   200,000 warrants issued, exercisable
   at $5 per share                                         100            4,168
Additional paid-in capital                               8,255       25,398,472
Deficit accumulated during development stage           (26,505)         (26,505)
                                                      --------     ------------
  Total stockholders' equity                           (18,150)      25,376,137
                                                      --------     ------------

  Total liabilities and stockholders' equity          $     --     $ 25,394,287
                                                      ========     ============
The above table includes our:

      o Total networth at the closing of all acquisition currently under contract

      o     Payments of all legal and exchanges fees have not been included

      o     The issuances of another 40,667,000 shares of common stock

Cautionary Note Regarding Forward-Looking Statements

Forward Looking Statements: This Form 10-Q contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical facts, that address activities, events or developments that our Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of our Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q is also subject to a number of material risks and uncertainties. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual result, developments and business decisions may differ from those envisaged by such forward-looking statements.

Managements Discussion and Analysis of Financial Condition and Results of Operation.

On September 15, 2001 our Board of Directors approved the purchases of assets totaling 22.3 million dollars for the issuances of 40,679,000 shares of our common stock. These assets included a 31,026 square foot office/warehouse, a NASCAR Race Team, a King Air 300 airplane and equity line of credit and option to purchase common shares of stock. All of these acquisitions will be closed by November 1, 2001.

These asset acquisitions are a substantial step in the development of our company as we are no longer a blank check company and now we are an operating company with real and valuable assets. It is also the first step in executing our new business plan and achieving our goal of building a sports and entertainment conglomerate.

Business

Overview

Currently we have three business units, two of which are profit centers the third is a support unit. Our current focus is to develop business that target market is the sport & entertainment industry and our secondary focus is the purchase of the real estate that supports the target business. Our plan is to purchase up to fifteen sport & entertainment properties and then partner with the owners of ancillary support business in helping them build their business around our franchise. We plan on helping these businesses grow by providing management expertises and financial infusion of capital supply by our venture capital unit. Below are a description of our current units and the plan of action going forward, as well as the businesses that are already in places.

Sport & Entertainment Unit

Sport & Entertainment Franchises

Currently we have one sport franchises, which is RAW Motorsports, Inc. a NASCAR Winston Cup and Bush Racing team that was created with the purchase of the assets of Joe Bessey Motorsports, Inc. Below is a description of RAW Motorsports and NASCAR in general.

RAW Motorsports, Inc.

The Company's Winston Cup and Bush Racing Teams is the centerpiece of all the activities of Southampton Partners. All of the ancillary business will be built with the racing team as the centerpiece of their marketing and existences. Sport marketers call these product extensions. The sports industry in America is estimated at 200 billion dollars per year and Winston Cup Racing is rated in the top five percent of that industry. According to the AC Neilson Company, sixty five percent of all Americans have watched a sporting event, either live or on television, in 1996. The same Neilson report says sports are the fastest growing marketing delivery system for American corporate promotional activity. In 1997, approximately fifty percent of all marketing dollars were spent on sports marketing. According to a June 1997 Sports Illustrated report, Winston Cup Racing was the fastest growing sport in America. According to a June 1999 USA Today report, NASCAR races were watched on television by 45% of adults in the year 1998.

In the same report, they said that the fans of Winston Cup Racing were also the most loyal of all sports fans in America. It also said that they would purchase sponsor related products by computer. In marketing, this is called a "halo effect," where the good feeling that the fan has for the sport is transferred to the sponsoring company's product. It is with this information and the passion the Company has for Winston Cup Racing that we have chosen to build the Company's profit center around this sport.

The Company will take a team approach to building its racing team. What this means is, there will not be separate departments working on the racecars. The engine people, the chassis people and the engineers will all work in a team assigned to getting the cars ready for a specific race. The Company feels this will bring the team members together faster and help them win sooner. This fits the Company's approach to Winston Cup Racing, as to build the profit centers to their maximum potential a winning team will get there faster than any other form of marketing. This is averment by the earning potential of the top Winston Cup Teams.

Who is NASCAR?

William H. G. France, who is "Mr. Racing" in the United States, founded it. His experience as driver, mechanic, car owner, organizer and official not only influenced the growth of stock car racing in this country. His guidance also was of great help in the growth of international motor sports as well. It was Bill France who revived racing on the famous old beach and road course at Daytona, Florida, masterminded the formation of NASCAR and guided the organization to the international esteem it enjoys today.

In the beginning, stock car racing had no direction. Drivers entered the cars they drove to the track, making only minor changes and adjustments for safety. While the need for direction was always there, it was not until stock car racing was resumed following World War II, with bigger and faster cars than ever, that sensible men decided that by banding together, the sport could gain the prominence it deserved.

The National Association for Stock Car Auto Racing (NASCAR) was formed in February of 1948. In the past 50 years, stock car racing has grown into a highly competitive, highly respected sport followed avidly by people from all walks of life. "From a humble beginning, there were 875 members in 1949, NASCAR has become the world's leading car racing organization. The current membership is in excess of 14,000 and NASCAR sanctions over 100 racetracks in the United States and Canada. NASCAR oversees 2,000 events each year with prize money totaling more than $100,000,000. Since attendance records started to be kept in 1967 when the spectators totaled 3,260,000, NASCAR has grown to more than 16,000,000 spectators in 1996. NASCAR has spurred the growth of motor sports' popularity to the point that they are now the number two sport in the United States, with only the NFL having better television ratings and no other sport attracting more spectators per event.

Sport & Entertainment Conglomerate

The theory of our sport & entertainment conglomerate company is to develop joint ventures between or franchisees, and other small sport and entertainment company's to come together to create barging power and economies of scale for the following services:

      o     Sales & Marketing

      o     Supplies

      o     Leasing

      o     Financial Management

      o     Collectables & Gift Shops

      o     Public Relation

      o     Sport & Entertainment Tours & Vacation

      o     Restaurants

      o     Night Clubs

      o     Publication

      o     Licensing

      o     Health Clubs & Spas

Below you will find a brief description of each of the proposed services and our theory and beliefs behind developing each.

Sales & Marketing

"When the 30-second television commercial comes on with frogs sticking their tongues on the beer truck or a chicken crossing the road to get a cold brew, you're heading to the refrigerator for one of your own. And when the race comes back on, you're back in your chair watching Dale Earnhardt Jr.' s Bud car pass another on the track."

It is this theme from The Los Angeles Times on June 18, 1997 that the Company plans to build its marketing and advertisement agency around. It is the belief of the Company that there is a niche market in developing theme-marketing campaigns for corporate America around Winston Cup Racing.

As the industry of sports & entertainment marketing has evolved, no one has tried to focus on building a company around providing complete marketing services for that industry. In the past, companies involved in sports & entertainment would go out and find a corporation to sponsor their effort. In return, the companies would place the Company's logo or mark on their products and or services. It would be up to the Company's marketing department to come up with an advertising campaign to be built around the sponsorship. Many companies did not know how to use the sponsorship as the center of a marketing campaign. Out of this came companies that specialized in sports & entertainment marketing. There are companies whose business is to handle sports & entertainment related campaigns after they have been developed, but none that own the franchises and develop the campaign before it is sold to the corporate marketing partner. The Company plans to change this by developing a full service marketing and advertisement agency that specializes in marketing campaigns build around a sports & entertainment sponsorship. The Company will develop, place and manage print, radio and television advertisements for each corporate client that reflects the theme of their marketing campaign. In addition, the Company will develop point of sale advertisements, in-store promotion, public relation campaigns and personal appearances by the driver and entertainers, which also reflects the marketing theme.

The goal of this division of Southampton Partners, Inc. is to better transfer the brand loyalty of its industry, the Company and sports & entertainment to its corporate marketing partners. At the same time, the Company hopes to help build better brand recognition for the marketing partner and itself, so both can become more profitable enterprises.

Supplies

The conglomerate will use its buying power to negotiated the purchase of common supplies as a group, these items will then be distributed on a as needed base from a central location to all members. These item could consists of office supplies, printing, film, cleaning supplies, construction supplies and other items that can be purchased in bulk.

In the case of NASCAR teams the conglomerate will build and repair the complete race cars need to compete for all of the teams that become member of the conglomerate. The conglomerate wills also purchase all necessary supplies, parts, races tires and lubrications, plus perform testing and research and development for all member teams at a prices that is agreed on before the start of the racing season. To become a member of the conglomerate the team owner must agree to these terms.

Leasing

The members of the conglomerate will be able to lease all major purchase through the conglomerate. This could be equipment, automobiles or offices spaces, as well as any other large ticket items.

Financial Management

Outsourcing of the CFO function will be available to all conglomerate members from Robert Wilson Capital Corporation, a company owned by our president. A description of the services is given below:

The Robert Wilson Capital Corporation is a Corporate Finance & Human Resources management outsourcing-consulting firm that provides a one-stop solution to client's needs. The Company targets firms that are in their first year of business (start-ups) until they have reached $100 million in annual revenue. For a firm to be accepted by the Company as a client they must meet three sets of criteria. First, the Company must like the client's business model and believe that it has the opportunity to grow to IPO sizes (sales greater then $100 million annually and a sustainable growth rate greater than 20% per year) within the next five years. Secondly, the Company must believe that the firm's management team is capable of carrying out the firm's business plan or the founders are willing to bring in the needed managerial talent. The Company will then determine the current position of the firm by completing a diligence intake form and entering the information into our Financial Management & Planning System. The patented software programs will then analysis the following key financial indicators

      o     Financial Statement Analysis
      o     Job Costing Analysis
      o     Cash Management Analysis
      o     Employee Benefits Analysis
      o     Insurance Analysis
      o     Capital Budgeting Analysis
      o     Cost of Capital Analysis
      o     Capital Structure Analysis
      o     Dividend Policy Analysis
      o     Accounts Receivable Analysis
      o     Accounts Payable Analysis
      o     Inventory Management Analysis
      o     Taxes Planning Analysis
      o     Depreciation Analysis
      o     Risk Analysis
      o     Return Analysis
      o     Project Analysis

At this point the program's algorithms create a term sheet of services to be provided by the Company. The term sheet will also include the fees for the service and reason that each service is needed.

Collectables

The conglomerate will manufactures and distribute collectables through first company being acquired under our merchant banking program. Below is a description of the company and its current products:

3-D Lenticular Imaging Corporation

Lenticular imaging is one of the cutting edge technologies now available in computer graphics that are paving the way for new forms of high impact printing. Offering a dimension of realism like nothing ever before capture in graphics, Lenticular images without question get noticed. Both kids and adults alike find them fun, exciting to view and see them as something totally different. And when you factor in that no special equipment is required to view Lenticular's special visual effects, you can see why the appeal is so great

Making their way into a variety of applications, lenticular images are now used on displays in department stores, on face of vending machines, on trade show displays, as outdoor window presentations, and on souvenirs and novelties. Through Lenticular imaging, one can see a fashion model strike a series of poses as the display is passed, or see the flight of a football thrown by the quarterback into the receiver's hands. The creative possibilities are endless.

To help advertisers truly capture the effect they desire, Lenticular images are available in three creative processes. With the flip process, one scene changes into another right before your eyes. There is also a motion process that merges a range of scenes to create more extensive movement. And last, there is a 3D process that shows an extreme depth of field.

While holograms and virtual reality are other forms of multidimensional media offering new options in creativity, they are very expensive to produce. In comparison, Lenticular imaging is less expensive which gives it greater appeal for a broader range of applications.

Because the industry for Lenticular imaging is in its inception stage, a ground floor opportunity exists for pioneers to entrench themselves and develop noteworthy market shares. Such is the case for the 3D Lenticular Imaging company. There are a number of key factors that enable us to grow the company and generate substantial market share:

We are one of a select few marketers of this unique, new printing product

There are a limited number of companies that are currently marketing Lenticular products. To strengthen our position in this regard, we have working relationships with several of the leading Lenticular printing companies which in effect expands our market presence for these products and limits the competition for prospective accounts.

There are substantial barriers of entry into the Lenticular marketplace

Lenticular imaging is a highly specialized computer process that requires expensive specialty equipment to produce the graphics. Traditional printers not only don't have this equipment, but it is not feasible for them to invest in and develop clients for Lenticular' s when they are geared-up for conventional printing. In contrast, we have in-house prepress capabilities for Lenticular graphics which expands the resources we can offer.

We have developed a line of products with a broad range of selling opportunities

By design, our Phase I efforts to date focused on establishing our breath of product line of 16" x 20" posters, 8" x10" and 4" x 5" photo prints, magnets, CD covers and phone cards; developing pilot programs, recruiting celebrity licensing agreements, and building prospect data bases. As a result, we have developed a portfolio of clients including the NY Jets, the NY PAL, Modell's Sporting Goods, Long Island Youth football, Ohio State Football, Gloria Estefan, Kiss Rock Band, Crunch Apparel, Moen Faucets, Families First, Eminem and pending clients in development - Jennifer Lopez, Creed, Aaron Carter, Al Leiter, No Doubt, Offspring and Chris Cornell.

Proven marketing strategies and support programs in place

We have formulated strategies for making Lenticular' s through the mail and via the phone utilizing a sampling technique so as to efficiently reach larger numbers prospective buyers. We have found that this is not only a more economical way to reach the masses, but it affords us the time to conduct face to face presentations where needed. Through our efforts, we have stimulated interest for Lenticular products across many of our target markets while building a brand recognition for our company name in the process. We expect that these endeavors will result in substantial sales as we go forward.

Internal and external sales forces actively selling

To maximize our selling efforts, we are using both internal and external selling avenues to reach our prospective customers. Via inside sales efforts, we are following-up on the mailings to take orders, set appointments and distribute more information as requested. Simultaneously, we are making presentations to target prospects that we qualify.

Gift Shops

The Company will also sell the branded merchandise itself. This will be done at the speedways where the Winston Cup events take place, at personal appearance sites and at a team store located in the team headquarters and racecar maintenance facilities.

It is a tradition with Winston Cup teams to have large Rolling Outlet Centers at all of the events they compete in. These centers, which can also go to the personal appearances if they do not compete with the hosting company's business, are large trailers that have all of the branded apparel, souvenirs and collectibles that have been licensed by the Company. They act as meeting places for the fans at Winston Cup Events, which besides generating revenue for the Company allows them to act as promotional booths for the Company's marketing partners. The Company can then hand out fliers, samples and discount coupons of the marketing partners' products and services, which will give the fans a greater sense of unity with both the Company and its marketing partners. The team stores offer the same opportunities when fans visit Company headquarters or the maintenance facilities, as well as offering a new profit center that could be expanded to shopping malls throughout America.

Public Relation

The conglomerate will maintain a staff of public relation professionals. The staff's responsibility is to maintain a constant follow of public relation releases for the member of the conglomerate.

Sport & Entertainment Vacation & Tours

The conglomerate will search for a company to purchases that will develop sport & entertainment vacation, tours, and events. Beside the profit motive, the closer we align the conglomerate members with fans, the better accepted the other products the conglomerate offers.

Restaurants-Nightclubs

The main purpose of the facility is to provide a quality restaurant that is themed to the member business of our sports & entertainment conglomerate. The restaurant will resemble Chili's in more ways than one. The food will be relatively inexpensive and will have a bar with televisions in all corners. Finally, the restaurant will contain a nightclub on the second floor. The nightclub will also contain a bar.

The bar room is to be fifty-five feet by thirty-five feet and is to be located on the first floor. There will be two big screen televisions at opposite corners of the bar. It will be equipped with thirty bar stools. Along the edges of the room, there will be approximately fifteen to twenty small tables for people who want to order drinks and/or appetizers. There will be two full time bartenders at the bar at all times. In addition to the bartenders, there will be two waiters/waitresses who will work the bar tables only. In each corner of the room, there will be a television, in addition to the two large screen televisions at the bar.

Across from the bar will be a one hundred foot by sixty-five foot dining area on the first floor. This area will include thirty tables and eleven televisions. The tables will all seat four people. If there are larger parties, extra tables will be brought out or tables can be combined. For adequate walking space and traffic flow, the tables will be no closer than six feet from each other. This spacing will also provide privacy for those dining. There will be ten tables situated along the glass, so people can view a miniature speedway. Seven waiters/waitresses are expected to work on the first floor. The dining area on the second floor will be quite similar to the one on the first floor, except smaller. It is a one hundred foot by forty-foot area that will include twenty-five tables and seven televisions. There will be five waiters/waitresses working in this area. The dining area will be a casual family atmosphere that will promote not only NASCAR, but also the entire sport & entertainment industry.

There will be memorabilia from baseball, basketball and football. Here, people can grab a bite to eat or go to the bar and have a drink after their workout in the gym, or tour in the museum.

Adjacent to the dining area on the second floor will be a sixty-foot by eighty-five foot nightclub. There will be two large doors connecting the dining area with the club. It will be open to anyone over the age of twenty-one. The nightclub is to be equipped with a stage and will host disc jockeys, comedians or small bands. In the right corner, there will be a smaller bar with twenty stools and one or two bartenders, depending on the occupancy of the club.

As you first enter Race Place, there will be a thirty-five foot by thirty-five foot waiting room. Here, two hosts/hostesses will greet the patrons and take their names. While they wait, there will be nine smaller tables and three large televisions in the corner of the room. Guests can order drinks and appetizers while they wait for a table.

Licensing

Currently we are searching for a firm that handles licensing of products, services, trade marks, firms and individual. We would like this firm so we can licenses our own member's product, service and likeness, plus acquirer licenses of others products, service and likeness for use with our products and services.

Publications

The sport & entertainment conglomerate magazine will be a monthly publication licensed to a major publisher. The magazine will have monthly reports on the races, sport & entertainment conglomerate, members, the driver and other performers, the owners and any other news worth event during that month. Stories will also be written on the sponsors and their current activities. The publication will choose a fan of the month and publish an article on that person.

The Company will license the rights to publish the magazine for 10% of the advertising revenue. This will do three things for the Company:

1.    Generate revenue
2. Keep the fans informed about the Company, its activities, as well as the sponsors and their activities
3.    Build equity in the marks of the Company.

The publisher will also benefit with added revenues by tapping into the loyal fan base of sport & entertainment conglomerate and by adding a new client base to their mailing list.

The sport & entertainment conglomerate press guide would also be licensed to a major publisher. Most likely, it will be a package deal for both the press guide and the magazine. The guide will have biographies for all of the conglomerate members. This will include everyone from the drivers to the secretaries. There will be profiles of the conglomerate's marketing partners, owners and business. Sections will be included on the goals of the current marketing campaigns, what the goals of the campaign are, the marketing partner's products and the store locations where the fans can find the products. The last section of the guide will give the rules of the sport, the location of the business, the top twenty finishers in Winston Cup points from last year, location of motel/hotels and directions from the local airports to the business location.

Both the magazines and the press guide have the same goal. This is to inform the fans about the sport & entertainment conglomerate, its marketing partners and the business we are involved in. This is, of course, along with making a profit for the Company. The press guides and a subscription to the magazine will be given away with the purchase of the sponsors, publishers' or sport & entertainment conglomerate's products.

Health Clubs & Spas

Southampton Partners, Inc. will continue to pursue its business strategy of product extensions by establishing the "Sports Fitness Center." The facility will serve to provide comprehensive health promotion and fitness concepts, applications and programs to a number of beneficiaries. Beneficiaries will include:

o     Race team members
o     Clerical employees of the Company
o     Paying members

Due to the varying needs and large spectrum of users anticipated at the facility, the Company plans on catering to all fitness needs that may arise. Whether users want to lose weight, gain muscle mass, build respiratory endurance or just stay fit, our fitness center will have the programs to suit everyone. Adjusting to different fitness needs while providing an enjoyable experience tied to the sport & entertainment industry is a major aim and challenge for the Company.

From a business perspective, the Company is wishing to "turn a negative into a positive." In this respect, Company management means that in the eyes of a strategic planner, the fitness center's existence is essential to the success of the race team in NASCAR competition and thus causes the Company to incur a negative bottom line (or overall decline in net worth). To offset this, the Company will use the facility as a profit-making tool by inviting paying members to participate. As a result, the aforementioned negative bottom line is suddenly turned into a positive (that is, the Company's new worth is newly restored).

Otherwise, the Company's broader mission is to spark interest by both potential members and employees to the growing benefits of participating in a health promotion and fitness program, while creating an exciting atmosphere that is tied to the NASCAR and the RAW Motorsports, Inc. racing franchise.

Marketing and Sales

Southampton Partners, Inc.'s marketing strategy is to enhance, promote and support the fact that our products are based on the stakeholder effect of strategic management and have a societal element built into them.

The overall marketing plan for our product is based on the following fundamentals:

o     Tell the truth
o     Deliver good service
o     Deliver good products

By following these fundamentals, clients will always return to buy more.

Sales Strategy

Our product should be treated as an impulse and marketing product.

As such, the target market segments to focus on are Winston Cup and sports fans. Because of the special market characteristics of sports marketing, our sales strategy includes providing the fans with large amounts of information about team activities, personal contact with our team members and a memorable entertainment experience.

Following are our market positioning, pricing and product margin structures. We plan to review this every six months in order to ensure that potential profits are not being lost.

Positioning

The consumer sees our product as allowing them to support their favorite sport and entertainment franchise.

The unique advantage that we can use to sell this product too many companies is that sports & entertainment marketing and Winston Cup Racing can be used as part our marketing strategy. When selling to major retailers we can trade them space on the race car, as well as other advertising through our sport and entertainment franchises for favorable positioning in the outlets. We can also use this same strategy to obtain television, radio and print advertising space.

In terms of market segmentation advantages, this will allow us to drive traffic for our products to the retail marketing partner from both sport and non sport-fan. This helps to arrive at a winning position. The resulting selling basis for our product increases tenfold from the current basis of fans.

Pricing

The prices for our products are determined first and foremost by the amount of fan awareness and exposure they will receive. It is important to know that cost plus pricing is essential to our market profile. Compared to the competition, our prices are equal or slightly above theirs. We feel that customers will pay higher prices for our product because we give them a more complete product.

Customers

The most typical customer for our product is someone who is a fan of one of our sport or entertainment franchise or one of the franchise we hold marketing right from.

It is likely that potential customers are going to be familiar with similar products and that they will readily accept our product, provided that we market it effectively.

Complimentary products already in use by our customers include souvenir and collectibles and are seen as a tremendous help in compelling customers to acquire and use our product.

People are motivated to buy our product because sport & entertainment forms the foundation for all of our products.

Competition

Southampton Partners, Inc. competes with top companies, several of whom dominate the market and are based primarily in the United States. Many of these firms have greater sales and financial, production, distribution and marketing resources than we due. Although we believe that most of our market share will come from displacement of the brands of these companies, there can be no assurance that competition in the future will not increase from the national brands or from present or new regionally based companies. Many of these companies, like Southampton Partners, Inc., have currently completed or are planning significant expansions. Furthermore, if the market continues to grow, the major national companies will likely devote greater resources to this segment.

Real Estate Unit

East Cost Properties, Inc.

Our real estate unit purchases properties that can be used by members of our sport & entertainment conglomerate. These properties can include warehouse that can be used by NASCAR Teams, hotels that can host our vacation, restaurants-nightclubs and gift shops, shopping malls that can house restaurants-nightclubs and gift shops, golf course and amusement parks as well as other types of entertainment properties.

Currently we have an agreement to acquirer the property of Seminole Properties, LLC a 31,026 square foot office ware house in Charlotte North Carolina that will house RAW Motorsports, Inc. This deal will close on or before November 1, 2001. The purchase price with equipment was $3,395,000 for which we paid 339,500 shares of our common stock.

Venture Capital Unit

Hampton Ventures, Inc.

The mission of Hampton Ventures is to provide funding for our merchant banking acquisition and companies being developed within Southampton Partners. Hampton Ventures was formed when we acquired five equity lines of credit from Robert Wilson Capital Corporation, a company owned by our President Robert Wilson. The lines are for the sale of stock into the financial markets when the issuing companies put the stock to us. The fees for these lines total $5,487,500 and have stock option attached worth $22,000,000. We paid Robert Wilson Capital corporation 40,000,000 shares of our common stock for these equity lines.

Employees

At current the company only has one employee that is our president Robert Wilson by the start of 2002 the company plans to bring on three new directors, a full time President and four support personal. This employee count does not include employees of our subsidiary companies.

Properties and Facilities

Presently, we are utilizing office space without charge at the office of our Company's President located at 19 Mary's Lane, Southampton, New York 11968. These facilities are suitable for us presently. This does not include the properties and facilities of our subsidiary companies previously mention in this filing.

Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Directors and Executive Officers, and Control Persons.

Because of our previous inactive status, we currently have only one director, whose term will expire at next year's Annual Meeting of Stockholders. We will take steps to appoint two other directors in the near future. The following table contains information regarding our director and executive officers:

     Name           Age           Position / Offices Held         Director Since
     ----           ---           -----------------------         --------------

Robert Wilson       42        President, Treasurer, Secretary         1996

The following is a brief account of the business experience for the last five years for the above mentioned individual:

Robert Wilson has been the President, Treasurer, Secretary and sole director of our Company for the past four years. He also presently serves as a Professor of Finance at CW. Post University. Mr. Wilson is also the Founder and Owner of Robert Wilson Capital Corporation, Inc... He is an established consultant for broker dealers and has demonstrated expertise in increasing company performance and profitability.

Mr. Wilson received an A.A.S. degree in Business Administration from Suffolk County Community College. He received a B.S. degree in Management and a M.S. degree in Finance Management from the University of New Haven.

Executive Compensation.

Mr. Wilson is an officer and director for our Company and has received no monetary compensation for services rendered during his tenure.

Employment Agreements

We currently have no employment agreements with any of our employees but do anticipate negotiate employment agreements within the next ninety days.

Incentive Stock Option Plan

At the current time there is no stock option plan, but we do anticipate a stock option plan being part of the employment agreement negotiation.

Terms of Recent Acquisition

The following are key terms of our recent acquisition:

      o Hampton Ventures, Inc.: 34,000,000 shares of restricted stock to Robert Wilson Capital Corporation, plus 6,000,000 shares of free trading stock to four consultants who are performing marketing, web development, construction management and general business consulting for Mr. Wilson. In return the company receive equity lines of credit that are valued at $22 million

      o RAW Motorsports, Inc.: 339,500 shares of free trading stock that the company will sell for Bessey Motorsports for $3,395,000 the same value in race cars, racing supplies, racing equipment and the team plane, a 1987 King Air 300, that we will receive in return.

      o East Cost Properties, Inc: 339,500 shares of free trading stock that the company will sell for Seminole Properties, LLC. for $3,395,000 the same value in real estate and racing equipment that we will receive in return.

Limitations of Liability

Section 145 of the Delaware General Corporate Law contains provisions entitling directors and officers to indemnification from judgments, fines, amounts paid in settlement, and reasonable expenses, including attorney's fees for their involvement in an action or proceeding as a Company director or officer provided they acted in good faith. Directors and officers, who are the subject of an action or a proceeding in which they lose on the merits or are convicted for a criminal act, are not entitled to indemnification.

However, indemnification of directors, officers or control persons for liabilities arising under the Securities Act of 1933 or otherwise is considered against public policy by the Securities and Exchange Commission and unenforceable. If a claim arises for indemnification against such liabilities, our Company will submit the issue of indemnification to a court of competent jurisdiction and will comply with any final determination.

Certain Transaction

We have contract with our Presidents company, Robert Wilson Capital Corporation to provided administrative and financial management services both for the parent and Hampton Ventures, Inc. The fees for this service are 2% of revenue or $400,000 per year which ever is greater, plus 3% investment banking fee for any transaction completed by Robert Wilson Capital Corporation. Robert Wilson is the beneficial holder of 81.6% of our outstanding common stock.

Policy Regarding Loans and Other Affiliated Transactions

All material affiliated transactions and loans and loan guarantees with our officers, directors, 5% shareholders, or their respective affiliates, will be on terms that are as favorable to us as those generally available from unaffiliated third parties; and such transaction and loans, and any forgiveness of such loans, shall be approved or ratified by a majority of our independent directors who do not have an interest in the transactions and who will have access at our expense to our attorneys or an independent legal counsel.

Security Ownership of Certain Beneficial Owners and Management.

      The following table of stock ownership and notes thereto relate as of November , 2000 to the ownership of Common stock, par value $.0001 per share (the "Common Stock") of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director,
(iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                                      Amount and
                                                      Nature of
Name and Address                                      Beneficial        Percent
of Beneficial Owner                                  Ownership(1)(2)   of Class
-------------------                                  ---------------   --------
Robert Wilson                                         34,790,100(3)      81.6%
19 Mary's Lane
Southampton, NY 11968

All directors and executive officers
  as a group (1 Person)                               34,790,100         81.6%

----------
(1) Based on a total of 41,679,100 shares of Common Stock issued and outstanding.
(2) All such ownership is direct unless otherwise stated.
(3) A total of 790,000 shares of Common Stock were issued in exchange for services rendered pursuant to an offering made under Regulation D 504 of the Securities Act of 1933, as amended. The other 34,000,000 shares were issued for payment to purchase the assets of Hampton Ventures describer else were in this filing

Description of Securities.

Common Stock.

      Our Certificate of Incorporation authorizes the issuance of up to two hundred million (200,000,000) shares of our Common Stock, par value $.0001 per share. Our Common Stock carries no preemptive or subscription rights and is not redeemable. Each share of our Common Stock is entitled to one vote, however, cumulative voting in the election of directors is denied. Subject to any preferential rights of preferred stock, all shares of common stock are entitled to participate equally in dividends and rank equally upon liquidation. All of the outstanding shares of our Common Stock are fully paid and non-assessable. There are presently no restrictions on repurchases of Common Stock by our Company relating to the dividend or sinking fund installment.

Liquidation Rights.

In the event of a liquidation of our Company, whether or not voluntary, all stockholders (Warrants excluded) are entitled to a pro rata distribution after payment of any claims

Listing on the Boston Stock Exchange

We anticipate that our common stock will be quoted on the Boston stock Exchanges ("BSE") under the symbol "SHP". Applications to list such securities on the exchange will be filed shortly.

We cannot assure that the price of our securities will be so quoted or that a trading market for our securities will develop or be sustained, or at what price the securities will trade. In addition, even if these securities are listed and traded initially on the BSE, we may fail to meet subsequently certain minimum standards for continued listing. In that event, these securities will consequently be delisted, and their price will no longer be quoted in this system. These results may make it extremely difficult to sell or trade our securities.

Transfer Agent.

The Manhattan Transfer Registrar Co., 58 Dorchester Rd., Lake Ronkonkoma, New York 11779, will act as the transfer agent for our Common Stock.

How to Get More Information

We are a reporting company with the Securities and Exchange Commission and are subject to the reporting requirements of the Securities Exchange Act of 1934 and intend to furnish our shareholders annual reports containing financial statements audited by our independent auditor and to make available quarterly reports, such as this one, containing unaudited financial statements for each of the first three quarters of each year. All of the filling we have made to the SEC can be obtained by writing them at 450 Fifth Street, N.W., Washington DC 20549, calling them at 1-800SEC-0330 or online at http://www.sec.gov.

Changes in and Disagreements with Accountants.

None.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   None.

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2001                  Southampton Partners, Inc.
                                       ----------------------------------------
                                                 (Registrant)

                                       By: /s/ Robert A. Wilson
                                          -------------------------------------
                                          Robert A. Wilson
                                          President (principal executive officer
                                          and principal financial and accounting
                                          officer)