Form 10QSB/A
period 2001-09-30
SOUTHAMPTON PARTNERS INC
filed 2001-11-29
CIK 1034674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

       |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to __________

                         Commissions file number 0-32047
                                                --------

                                     -------

                            Southampton Partners Inc.
                            -------------------------

          Delaware                                              11-3320705
          --------                                              ----------
(State or other jurisdiction                                   (IRS Employer
incorporation or organization)                               Identification No.)

                             c/o Robert Wilson, CEO
                                 19 Mary's Lane
                           Southampton, New York 11968
                            ------------------------
                                 (631) 204-1150
                                 --------------

              ----------------------------------------------------

The number of shares outstanding of the issuer's common stock, par value $.0001 per share, as of November 10, 2001 was 17,000,100.

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                            SOUTHAMPTON PARTNERS INC.

                          Part I. FINANCIAL INFORMATION

                              Financial Statements:
                                                                         Page
                                                                        ------

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

                  NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements. Within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.

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

Notes to the Financial Statements

      1. Statements reflect acquisition agreed to on September 15, 2001 but not completed until October 1, 2001 and November 15, 2001 respectfully.
      2. Fees and options are booked in at current market values and do not reflect any market value decrease or uncollected fees.
      3. No fees were collected at the time these financial statements were prepared.
      4. All assets were booked in at purchase price. No adjustments of any kind have been made to their market value.
      5. Expenses are estimates for the cost to manage the assets and fees to be paid to our outsourced management group.
      6. All of our companies were formed on October 1, 2001 and the acquired assets have been placed into the appropriate companies account.

                            Southampton Partners Inc.
                           Consolidated Balance Sheet

                                     ASSETS

                                                               Period May 15, 1996
                                           (Unaudited)         (Inception) to
                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------
Assets:

Cash Equivalents & Stock Options               $ 22,405,390         $     --

Property, Plant & Equipment                      16,500,000               --
                                               ------------         --------

  Total Assets                                 $ 38,905,390         $     --
                                               ============         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses          $     18,150         $  6,345

Note Payable                                      8,600,000               --
                                               ------------         --------

  Total Liabilities                            $  8,618,150         $  6,345
                                               ============         ========

Stockholders' Equity:
   Common Stock $.0001 par value;
200,000,000 Shares Authorized;
17,000,100 Issued and Outstanding;
200,000 Warrants Issued,
Exercisable @ $5 per share                            1,700              100

Additional paid-in capital                       30,285,540            8,255

Deficit accumulated during
development stage                                   (26,505)         (14,700)

  Total Stockholder's Equity                     30,259,035           (6,345)
                                               ------------         --------

  Total Liabilities & Stockholder's Equity     $ 38,877,185         $     --
                                               ============         ========

                            Southampton Partners Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                    For the Nine Months ended September 30th

                                                          2000           2001
                                                          ----           ----

Revenue:                                              $        --    $45,217,000

   Total Revenue                                               --     45,217,000
                                                      ===========    ===========

Expenses:

  General and Administrative                                   50        377,615

  Professional Fees                                            --         28,605
                                                      -----------    -----------

Total Expenses                                        $        50    $   406,220
                                                      ===========    ===========

Net Income (Loss) Before Taxes                                (50)    44,810,780

  Provision for Taxes                                          --     22,405,390
                                                      -----------    -----------

Net Income (Loss)                                     $       (50)   $22,405,390
                                                      ===========    ===========

Primary Earnings Per Common                               (.00005)          1.32
  Share                                               ===========      =========

Net Earnings (Loss)                                           (50)    22,405,390
                                                      ===========    ===========

Fully Diluted Earnings Per
 Common Share                                             (.00005)          1.32
                                                      ===========    ===========

Net Earnings (Loss) Per
 Common Share                                         $   (.00005)   $      1.32
                                                      ===========    ===========
Weighted Average Number of
 Common Shares Outstanding                              1,000,100     17,000,100

                            Southampton Partners Inc.
                      Consolidated Statements of Cash Flows
                                    (Audited)

                                Nine Months ended
                                 September 30th

                            -----------------------

                                                        2000           2001
                                                        ----           ----

Cash Flows from Operating Activities

 Net income                                             $(50)      $ 45,217,000
 Adjustments to reconcile net loss to
net cash used in operations

   Increase in Accrued Liabilities                        50        (45,217,000)
                                                        ----       ------------

Net Cash Used from Operating Activities                   --       $(22,811,610)

Cash Flows from Investing Activities                      --                 --

Total Cash Flow from Financing Activities                 --                 --

Cash at Beginning of Period                               --                 --

Net increase (decrease)                                   --       $ 22,405,390
                                                        ----       ------------

Cash at End of Period                                   $ --       $ 22,405,390
                                                        ====       ============

Item 2. Management's Discussion and Analysis for Plan of Operation

Our Business

New Business Plan

On September 5, 2001 our Board of Directors met to discuss the direction of the company. As a result a new business direction was determined. The company will move forward as a merchant bank, as this plan of action best fits the expertise of our management. Details for the new business plan are listed below.

Merchant Banking Firm

To execute our new business plan the firm has developed an industry focus. Our chosen focus is the "Recreational Activities Industry." This focus was chosen for two reasons: (1) The Recreational Activities Industry is one of the fast growing industries in country with an average growth rate of 22% since 1990, (2) The expertise of our management is highly concentrated in this area.

The merchant banking business is defined as buying companies and building or rebuilding their profitability. We have set a time period of five years for each company to be able to stand-alone. It is our goal to average a 25% return on investment for each of our portfolio companies.

Our Strategy

Our strategy is to develop small businesses in the "Recreational Activities Industry" so they can stand on their own as public companies. We opt for companies that have working synergies with each other in an attempt to develop long lasting working relationships. Our current focus is NASCAR Racing.

Our Offices

Presently, we are utilizing office space without charge at the office of our Company's CEO located at 19 Mary's Lane, Southampton, New York 11968. These facilities are suitable for us presently.

Corporate Background

Southampton Partners Inc. (the "Company" or "we") was formed pursuant to the corporation laws of the State of Delaware on May 15, 1996. Our principal office is located in Southampton, New York. We were formed for the purpose of engaging in computer software publishing and reselling, also known as Shareware. However, lack of funds made it difficult for us to maintain business operations and we eventually became inactive. Our corporate charter was revoked on March 1, 1998 by the State of Delaware for failure to pay required taxes and lack of a registered agent. All non-remitted taxes on behalf of our Company have been paid and we have appointed a registered agent.

We filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of our corporate charter on January 15, 1999. Management started searching for a merger or other possible business transaction with a suitable privately held company. We voluntarily filed Form 10-SB registration statement with the belief we would become more attractive to merger or business combination candidates if we were a public reporting company.

Proposed Boston Stock Exchange Symbol: "SHP"
Proposed NASDAQ Small Cap Market Symbol: "SPEED"

Risk Factors

We may not be able to develop or acquire the business necessary to complete this business plan.

Our success depends on acquiring and developing the business we have identified as "primary, secondary, and ancillary. Any business failure or delay in acquiring or developing these businesses could have a negative impact on our business and its prospects.

Currently we are depending on one sport franchise to be the focus of our success.

Our current business plan is developed around our NASCAR Racing Team. NASCAR has a long track record of fan brand loyalty. However, there be no assurance that this loyalty will transfer to our products and services within or outside the NASCAR community.

Lack of success of our race team could limit the success of our products and services.

If our race team does not achieve the success we anticipate it is possible that the brand recognition we anticipate may not become reality. This could have undesirable effects on our business and its profitability.

We are dependent on being the first to market with many of our products and services.

The success of most products and services are dependent on being the first to market. This means that we must be the first to license movies, sports stars, and performers. There is increased competition and competitive biding in this market. There can be no assurance that we will win those bids and companies with more resources bid us out.

We experience intense competition form a variety of sources.

The merchant banking and sports entertainment business is very competitive in both the acquisition of target companies and competing for the public's discretionary dollars. We will be competing for business with larger organizations with larger operations, personnel, experience and funds. There can be no assurance that we will have the resources to compete with these firms and this may have an adverse affect on our business and its profitability.

We are dependent upon Robert Wilson for the management and the conduct of our business.

As noted throughout this report, we are highly dependant upon Robert Wilson, our Chairman and CEO for his ability to investigate and evaluate suitable business entities. Mr. Wilson will not devote his entire time to the business affairs of our Company. Mr. Wilson only has a verbal arrangement to work for our Company. The loss or unavailability of Mr. Wilson may have a materially adverse effect on our business and potential earning capacity. We currently do not maintain any key person insurance to compensate us if we loss the services of Mr. Wilson, nor do we intend to purchase key person insurance.

Lack of operating history as a business unit

We have made purchases in the past and our plan is to continue purchasing businesses as the opportunity arises, there can be no assurance that the businesses or the management teams will be able to work together for the common good of the company. If this should take place it could have an undesirable effect on our business and profitability.

We are not trading on a market.

We are presently not trading on any market. We cannot assure that we will trade on any market in the future. In the event a market does develop, we cannot provide assurance that it will be maintained. We plan to file an application to the Boston Stock Exchange and the NASDAQ Small Cap Market to have our Company's securities traded on their exchanges. A trading market may not be able to be developed.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel.

Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. If we are unable to hire and retain skilled personnel, our growth may become restricted, the quality of our products and services diminished and our revenues and the value of your investment reduced. Competition for highly skilled employees is intense in our industry. We may not be able to retain our skilled employees or attract, and retain other highly skilled employees in the future.

Economic downturns or recessions may dampen the demand for our products and services.

Our experience indicates that during economic declines, some decisions to spend discretionary dollars are deferred or cancelled. Currently, the country is in an economic downturn and the leisure industry has seen decline since the events of September 11th. We are not able to predict whether the slowdown will last for an extended period of time or what negative effect if any it will have on our business, financial condition, and results of operations.

If we do not develop a strong marketing force, we may not be able to improve profitability and increase revenues sufficiently.

Currently, we are engaged in limited marketing activities. We have obtained leads for new business mainly through recommendations from existing clients and general word of month rather than extensive marketing and sales campaigns. We plan to hire an in-house sale and marketing staff, but our efforts to develop a sufficient sales and marketing campaign may prove to be inadequate. Our inability to develop an effective sales and marketing tea, could have a negative effect on our planned growth and profitability.

We may not be able to successfully make acquisitions or form joint ventures as a means of nurturing our growth.

We may not be able to identify suitable candidates for acquisition or joint venture to consummate transactions. Since we rely on acquiring other companies and forming joint ventures to promote our growth, our opportunities may be limited in this regard. If we make an acquisition of a company or form a joint venture, we could have difficulty assimilating the acquired companies or joint venture's operations and personnel, which could increase our expenses and reduce the value of your investment. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and charges as well as materially and adversely influence our revenues and the value of your investment.

We have no patents, patents pending or copyrights, and we may not be able to protect our remaining proprietary rights and may infringe on the proprietary rights of others.

We have no patents, patents pending or copyrights, but we regard our trade secrets and similar intellectual property pertinent to our success. However, our efforts to establish and protect our proprietary rights may be inadequate to prevent misappropriation or infringement of our proprietary property. If we are unable to safeguard our intellectual property rights, our business, operating results and financial condition could be materially harmed. There could be a possibility that a third party may bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. Third parties may also claim that we have misappropriated their technology or otherwise infringed on their proprietary rights. Presently, we are not aware of any claims of infringement, with or without merit, could be time-consuming to defend, results in costly litigation, divert management attention, require us to enter into expensive royalty or licensing arrangements or prevent us from using important technologies or methods. These events, together or alone, could damage our business and financial condition.

We need to manage our growth effectively.

Our growth has placed, and will continue to place, a significant strain on our managerial operational and financial resources. Failure to manage our growth effectively could have a negative effect on our business.

Our management controls 57.6% of our outstanding common stock.

The interests of management could conflict with the interests of our stockholders. Mr. Robert A. Wilson is the beneficial owner of approximately 57.6% of outstanding common stock. Accordingly, he has the power to control the election of our directors and other issues for which the approval of our shareholders is required. If you purchase shares of our common stock you may have no effective voice in our management.

Our management has substantial discretion over the direction of the company.

Management has control of company direction. They may take the company in a direction that is not suitable for your investment objectives. Before investing in our company investor show consider this factor.

Our stock price may fluctuate, which may make it difficult to resell your shares at attractive prices.

The market price of our common stock may be highly volatile. Historically, market prices of similar securities in the sports and entertainment industry of similar size have been extremely volatile. Factors that could cause volatility in our stock prices include:

      o     Fluctuations in our quarterly operating results.
      o Changes in the market valuations of other leisure companies and stock market prices and volume fluctuations generally.
      o     Economic conditions specific to the leisure industry.
      o Announcements by us or our competitors relating to new services or technologies, significant acquisitions, strategic relationships, joint ventures or capital commitments.
      o     Applicable regulatory developments.
      o     Additions or departures of our key personnel.

Additional Financing May Be Necessary.

We may require additional capital, or additional financing in the near future. There can be no assurance that we will be able to arrange additional financing, and if such financing is available, whether debt or equity, it may not be on terms favorable to our Company.

Conflicts of Interest

Potential conflicts of interests between our Company and our officers and directors may occur. Our officers and directors may pursue or engage in business activities, which may be similar or dissimilar to those engaged in by our Company. We cannot provide assurance that potential conflicts of interests will resolve in our Company's favor.

Dividend Policy.

We have not declared or paid a cash dividend since inception and we do not forecast any in the foreseeable future. Dividends will be paid at the discretion of the Board of Directors.

Capitalization

                                                  September 30, 2001

                                                 Actual       Adjusted
                                                 ------       --------
Liabilities:

Accounts Payable and Accrued Expenses           $ 18,150     $     18,150

Notes Payable                                          0        8,600,000
                                                --------     ------------

Total Liabilities                               $ 18,150     $  8,618,150
                                                ========     ============

Stockholders' Equity:

Common Stock $.0001 par value;
   200,000,000 Shares Authorized;
   17,000,100 Issued and Outstanding;
   200,000 Warrants Issued,
   Exercisable @ $5 per share                        100            1,700
Additional paid-in capital                         8,255       30,285,540
Deficit accumulated during development stage     (26,505)         (26,505)
                                                --------     ------------

 Total Stockholder's Equity                     $(18,150)    $ 30,259,035

  Total Liabilities and Stockholder's Equity    $     --     $ 38,877,185
                                                ========     ============

The above table includes:

      o Total net worth at the closing of all acquisition currently under contract
      o     Payments of all legal and exchanges fees have not been included
      o     The issuances of another 16,000,000 shares of common stock

Cautionary Note Regarding Forward-Looking Statements

Forward Looking Statements: This Form 10-Q contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended.

All statements, other than statements of historical facts, that address activities, events or developments that our Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of our Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of material risks and uncertainties. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual result; developments and business decisions may differ from those envisaged by such forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operation

On September 15, 2001, our Board of Directors approved the purchases of assets totaling $22.3 million dollars for the issuances of 40,679,000 shares of our common stock. On November 5, 2001 the Board of Directors met to consider comment by the Boston Stock exchange about these acquisitions and negotiated new terms. We are now issuing 16,000,000 shares instead of 40,679,000 for these assets. These assets included a 31,026 square foot office/warehouse, a NASCAR Race Team, King Air 300 aircraft and equity line of credit and options to purchase common shares of stock. All of these acquisitions will be closed by November 15, 2001.

Business

Overview

Currently we have three operating business. A description of each business unit is given below.

RAW Motorsports Inc.

RAW Motorsports is the owner of a NASCAR Winston Cup and Bush Series racing team. The company's goal, besides winning races and championships, is to develop the profit centers that are open to professional sport franchises in the United States. These profit centers include advertising sales, licensing, promotion, sports tours & vacation, product endorsements, collectables sales, and team sponsorships, as well as prize money.

RAW takes a team approach to building its profit centers. What this means is, all employees are responsible for the profitability of the company, not just working on the racecars or selling the products. The engine team, chassis team, and the engineer's responsibilities are not only to get the cars ready to race, but also includes working with the sales people to sell our products. The Company feels this will bring the team members together faster and help them to win sooner. This fits the company's approach to racing, the team is just the centerpiece to build the profit centers to their maximum potential, and of course wins will get us there sooner.

The Market

The sports industry in America is estimated at $200 billion dollars per year and Winston Cup Racing is rated in the top five percent of that industry. According to the AC Neilson Company, sixty five percent of all Americans have watched a sporting event, either live or on television. The same Neilson report says sports are the fastest growing marketing delivery system for American corporate promotional activity. In 2000, approximately fifty percent of all marketing dollars were spent on sports marketing. According to a June 2000 Sports Illustrated report, Winston Cup Racing was the fastest growing sport in America. According to a June 1999 USA Today report, NASCAR races were watched on television by 45% of adults in 1998.

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

Who is NASCAR?

William H. G. France, who is known as "Mr. Racing" in the United States, founded it. His experience as driver, mechanic, car owner, organizer and official not only influenced the growth of stock car racing in this country. His guidance also was of great help in the growth of international motor sports as well. It was Bill France who revived racing on the famous old beach and road course at Daytona, Florida, masterminded the formation of NASCAR and guided the organization to the international esteem it enjoys today.

In the beginning, stock car racing had little direction. Drivers entered the cars they drove to the track, making only minor changes and adjustments for safety. While the need for direction was always there, it was not until stock car racing was resumed following World War II, with bigger and faster cars than ever, that sensible men decided that by banding together, the sport could gain the prominence it deserved.

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

East Cost Properties Inc.

Our real estate unit purchases properties that can be used by members of our sport & entertainment conglomerate. These properties can include warehouses that can be used by NASCAR Teams, hotels that can host our vacations, restaurants-nightclubs and gift shops, shopping malls, golf course and amusement parks as well as other types of entertainment properties.

Currently we have an agreement to acquire the property of Seminole Properties, LLC a 31,026 square foot office warehouse in Charlotte North Carolina. This property will house RAW Motorsports Inc. This deal will close on or before November 1, 2001. The purchase price with equipment was $3,395,000 for which we paid 339,500 shares of our common stock.

On November 5, 2001 we signed two agreements to acquirer the following pieces of property:

Athens West Community Center in Athens Georgia

Athens West is a 175,390 square foot shopping center that is 100% leased to national tents. Tents include Blockbuster Video, American General Finance, Dollar General and CitiFinancial Services, Inc. Our agreement with the owner is to purchase the property for $12.150 million by assuming an $8.6 million mortgage and paying the remained in our common stock. The property was purchased at 10% return on investment. We expected to close on this property on or about January 15, 2001.

5701 Dickman Road, Battle Creek Michigan.

5701 Dickman Road is a 40,000 square foot offices, warehouse building that is leased to a single tent in Battle Creek Michigan. We are purchasing the building for $4.35 million dollars of our common stock. The property was purchase at a 10% return on investment per year. We expect to close on the property on or about January 2, 2002.

Hampton Ventures Inc.

The mission of Hampton Ventures is to provide funding for companies being developed by Southampton Partners. Hampton Ventures was formed when we acquired five equity lines of credit from Robert Wilson Capital Corporation, a company owned by our CEO, Robert Wilson. The equity lines gave us the ability to finance the client by purchasing common stock of their companies. We purchase this stock at a 10-16% discount to the current bid price of the market. The fees for providing these services totaled $22,540,000. For entering into these agreements the companies gave us stock options, at or below the bid prices. Currently these options are worth $2.677 million. Southampton Partners owns one million shares of 3-D Lenticular, Pro Image, First Calverton and RWIA as Southampton owned them all and spun off or is in the process of being spun off. The total value of this stock is $20 million.

--------------------------------------------------------------------------------
Company         Option             Current Line               Discount
--------------------------------------------------------------------------------
iVoice, Inc.    450,000 @ $.02     $1.5 million               16%
--------------------------------------------------------------------------------
iVoice, Inc.          450,000 @ $.02         $5 million              16%
--------------------------------------------------------------------------------
3-D Lenticular        2,650,000 @$5.75       $7.5 million            10%
--------------------------------------------------------------------------------
Pro Image             2,650,000 @$5.75       $7.5 million            10%
--------------------------------------------------------------------------------
First Calverton       2,650,000 @$5.75       $100 million            16%
--------------------------------------------------------------------------------
RWIA                  2,650,000 @$5.75       $25 million             16%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Company                      Shares Owned                 Value
--------------------------------------------------------------------------------
3-D Lenticular               1,000,000                    $5,000,000
--------------------------------------------------------------------------------
Pro Image                    1,000,000                    $5,000,000
--------------------------------------------------------------------------------
RWIA                         1,000,000                    $5,000,000
--------------------------------------------------------------------------------
First Calverton Securities   1,000,000                    $5,000,000
--------------------------------------------------------------------------------

Employees

Currently, the company has ten employees. This employee count does not include employees of our subsidiary companies.

Properties and Facilities

Presently, we utilize office space without charge at the office of our Company's CEO located at 19 Mary's Lane, Southampton, New York 11968. These facilities are suitable for us presently. This does not include the properties and facilities of our subsidiary companies previously mention in this filing.

Legal Proceedings

We are not engaged in any litigation or governmental proceedings.

Directors and Executive Officers, and Control Persons

Because of our previous inactive status, we currently have only one director, whose term will expire at next year's Annual Meeting of Stockholders. We will take steps to appoint two other directors in the near future. The following table contains information regarding our director and executive officers:

--------------------------------------------------------------------------------
Name                       Age          Title                    Director Since
--------------------------------------------------------------------------------
Robert A. Wilson           42           Chairman of the Board &  1996
                                        CEO
--------------------------------------------------------------------------------
Robert Thompson            42           President & Director     2001
--------------------------------------------------------------------------------
Joseph Ward                48           EVP, Security & Director 2001
--------------------------------------------------------------------------------
Joseph Machnik             58           Outside Director         2001
--------------------------------------------------------------------------------
Alan Sack                  56           Outside Director         2001
--------------------------------------------------------------------------------

The following is a brief account of the business experience of the last five years for the above-mentioned individuals:

Robert Wilson
 Chief Executive Officer, Chairman of the Board of Directors

Mr. Wilson serves as a Professor of Finance at Southampton College. Mr. Wilson is also the Founder and Owner of Robert Wilson Capital Corporation, Inc. He is an established consultant for broker dealers and has demonstrated expertise in increasing company performance and profitability.

Mr. Wilson received his B.S. Degree in Management and a M.S. Degree in Finance Management from the University of New Haven.

Robert Thompson
 President and Director

Mr. Thompson is President of 3D Lenticular Imaging Corporation and President of Southampton Partners. Mr. Thompson was President of Thompson Marketing before assuming his present position.

Mr. Thompson received his B.S. Degree in Marketing from C.W Post University.

Joseph Ward
 Executive Vice President and Director

Mr. Ward has been an independent film editor for the last ten years and currently edits all of the films for 3D Lenticular Imaging Corporation. Mr. Ward will oversee the Marketing of the company.

Alan Sack PhD.
 Outside Director

Dr. Sack is currently the Head of the Sports Management program at the University of New Haven, a position he has held for twenty-five years. Dr. Sack is one of the foremost authorities on sport sociology in the United States and a respected speaker and researcher on the subject.

Dr. Sack received his B.A. Degree in Sociology from the University of Notre Dame, his M.S. Degree & PhD in Sociology from Penn State University.

Dr. Joseph Machnik
 Outside Director

Dr. Machnik currently is Vice President of Game Operations for Major League Soccer. He is also Founder, President, and Director for the Number 1, a top rated soccer camp for children. Dr. Machnik is also the former commissioner of MISL.

Dr. Machnik received his B.S. Degree in Physical Education & M.S. Degree in Guidance & Counseling from Long Island University. He received his Ph.D. in Leisure Studies from the University of Utah.

Executive Compensation

Mr. Wilson is an officer and director for our company and has received no monetary compensation for services rendered during his tenure. On November 5, 2001 the Board of Directors passed a resolution to pay the following compensation to our Executive Officers and Board Members:

Robert Wilson will now serve the company as Chief Executive Officer and Chairman of the Board of Directors. He will receive compensation of $250,000 per year in cash and $250,000 per year in company stock.

Robert Thompson was named President and Director for the company. He will receive compensation of $100,000 per year in cash and $250,000 per year in company stock.

Joseph Ward was named Executive Vice President, Secretary and Director for the company. He will receive compensation of $65,000 per year in cash and $100,000 per year in company stock.

Dr. Allan Sack was named as Outside Director for the company. He will receive compensation of $25,000 per year in either cash or company stock.

Dr. Joseph Machnik was named as Outside Director for the company. He will receive compensation of $25,000 per year in either cash or company stock.

Employment Agreements

We currently have no employment agreements with any of our employees but do anticipate negotiating agreements within the next ninety days.

Incentive Stock Option Plan

At the current time there is no stock option plan in place, but we do anticipate a stock option plan being part of the employment agreement negotiation.

Terms of Recent Acquisition
The following are key terms of recent acquisitions:

      o     Hampton Ventures Inc.
            10,000,000 shares of restricted stock to Robert Wilson Capital Corporation. In addition, 6,000,000 shares of free trading stock to four consultants who are performing marketing, web development, construction management and general business consulting for Mr. Wilson. In return the company received equity lines of credit that are valued at $25.2 million.
      o     RAW Motorsports Inc.
            339,500 shares of free trading stock will be sold for the purchase of Bessey Motorsports in the amount of $3,100,000. An equal value in racecars, racing supplies, racing equipment, and a King Air 300 aircraft will be received in return.
      o     East Cost Properties Inc
            339,500 shares of free trading stock in the amount of $3.395,000 will be sold for the purchase of Seminole Properties, LLC. An equal amount of real estate and racing equipment will be received in return.

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

Security Ownership of Certain Beneficial Owners and Management

The following table of stock ownership and notes thereto relate as of November 5, 2000 to the ownership of Common stock, par value $.0001 per share (the "Common Stock") of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                   Amount and
Name and Address of                Nature of Beneficial   Percent
Beneficial Owner                   Ownership(1)(2)        of Class
----------------                   ---------------        --------
Robert Wilson                      10,790,100(3)           57.6%
19 Mary's Lane
Southampton, NY 11968

All directors and executive
officers as a group (1 Person)     10,790,100              57.6%

----------------------------------------------------------------------

(1) Based on a total of 17,000,100 shares of Common Stock issued and outstanding.
(2) All such ownership is direct unless otherwise stated.
(3) A total of 790,000 shares of Common Stock were issued in exchange for services rendered pursuant to an offering made under Regulation D 504 of the Securities Act of 1933, as amended. The other 10,000,000 shares were issued for payment to purchase the assets of Hampton Ventures Inc., described elsewhere in this filing

Description of Securities

Common Stock

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

We anticipate that our Common Stock will be quoted on the Boston Stock Exchanges ("BSE") under the symbol "SHP" and under the NASDAQ Small Cap Market under the symbol "SPEED". Applications to list such securities on the exchanges will be filed shortly.

We cannot assure that the price of our securities will be so quoted or that a trading market for our securities will develop or be sustained, or at what price the securities will trade. In addition, if these securities are listed and traded on the BSE and NASDAQ, we may fail to meet subsequently certain minimum standards for continued listing. In that event, these securities will consequently be delisted, and their price will no longer be quoted in these systems. These results may make it extremely difficult to sell or trade our securities.

Transfer Agent.

The Manhattan Transfer Registrar Co., 58 Dorchester Rd., Lake Ronkonkoma, New York 11779, will act as the transfer agent for our Common Stock.

How to Get More Information

We are a reporting company with the Securities and Exchange Commission and are subject to the reporting requirements of the Securities Exchange Act of 1934 and intend to furnish our shareholders annual reports containing financial statements audited by our independent auditor and to make available quarterly reports, such as this one, containing unaudited financial statements for each of the first three quarters of each year. All of the filing we have made to the SEC can be obtained by writing them at 450 Fifth Street, N.W., Washington DC 20549, calling them at 1-800SEC-0330 or online at http://www.sec.gov.

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

Date: November 10, 2001                      Southampton Partners, Inc.
                                        -------------------------------------
                                                    (Registrant)


                                              By: /s/ Robert A. Wilson
                                        -------------------------------------
                                                   Robert A. Wilson
                                                        CEO