Form 10QSB/A
period 2001-09-30
SOUTHAMPTON PARTNERS INC
filed 2002-03-11
CIK 1034674

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

                         Commission file number 0-32047
                                                -------

                           Southampton Partners, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     11-3320705
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

                  c/o Robert Wilson, President, 19 Mary' Lane,
       ------------------------------------------------------------------
                           Southampton, New York 11968
                           ---------------------------
                    (Address of principal executive offices)

                                 (631) 204-1150
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

The number of shares outstanding of the issuer's common stock, par value $.0001 per share, as of September 30, 2001 was 1,000,100.

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

            Consolidated Statements of Cash Flows
            Six Months Ended September 30, 2001
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

                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                          ASSETS

                                                                      Period May 15, 1996
                                                   (Unaudited)           (inception) to
                                                September 30, 2001     December 31, 2000
                                                ------------------    -------------------
Assets:

Cash                                                 $     --              $     --

   Total assets                                      $     --              $     --
                                                     ========              ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses                $ 28,150              $  6,345
                                                     --------              --------

   Total liabilities                                   28,150                 6,345

Stockholders' Equity:

Common stock $.0001 par value;
   200,000,000 shares authorized;
   1,000,100 issued and outstanding;
   200,000 warrants issued, exercisable
   at $5 per share                                        100                   100
Additional paid-in capital                              8,255                 8,255
Deficit accumulated during development stage          (36,505)              (14,700)
                                                     --------              --------
   Total stockholders' equity                         (28,150)               (6,345)
                                                     --------              --------

   Total liabilities and stockholders' equity        $     --              $     --
                                                     ========              ========

                           Southampton Partners, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Nine Months ended
                                                          September 30,
                                                    ---------------------------

                                                          2000             2001
                                                          ----             ----
Revenue:                                            $       --      $        --

   Total Revenue                                            --               --
                                                    ==========      ===========
Expenses:

General and administrative                                  50               50

Professional Fees                                           --           21,755

                                                    ----------      -----------
Total Expenses                                              50           21,805
                                                    ----------      -----------

Net Income (Loss) Before Taxes                             (50)         (21,805)

Net Income (Loss)                                          (50)         (21,805)
                                                    ==========      ===========

Primary Earnings Per Common Share                      (.00005)           (.022)
                                                    ==========      ===========
Net Earnings (Loss)                                        (50)         (21,805)
                                                    ==========      ===========

Fully Diluted Earnings Per
 Common Share                                          (.00005)           (.022)
                                                    ==========      ===========

Net Earnings (Loss) Per
 Common Share                                       $  (.00005)     $     (.022)
                                                    ==========      ===========
Weighted Average Number of
 Common Shares Outstanding                           1,000,100        1,000,100
                                                    ==========      ===========

                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                             Six Months ended
                                                                 June 30,
                                                           --------------------
                                                           2000           2001
                                                           ----           ----

Cash Flows from Operating Activities
 Net income                                                $(50)       $(11,805)
 Adjustments to reconcile net loss to net cash
 used in operations
   Increase in accrued liabilities                           50          11,805
                                                           ----        --------

Net Cash Used from operating Activities                      --              --
                                                           ----        --------

Cash Flows from Investing Activities                         --              --
                                                           ----        --------

Total Cash Flow from Financing Activities                    --              --
                                                           ----        --------

Cash at Beginning of Period                                  --              --
                                                           ----        --------

Net increase (decrease)                                      --              --

Cash at End of Period                                      $ --        $     --
                                                           ====        ========

Item 2. Management's Discussion and Analysis or Plan of Operation.

The combination that was Previously Report

      The transaction that had been reported in the previously file form 10QSB was canceled by the other party's. As payment for the cancellation the company received 10,000,000 cashless warrents that are exercisable at $9 if and when Hampton Ventures, Inc., East Cost Proprieties, Inc. or RAW Motorsports file a registration statement under the Securities Act of 1933, as amended.

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

Table 3

The schedule contains summary financial information extracted from the consolidated financial statements and is qualified in its entirety by reference to such financial statements.

                                                                    6-MOS Ended
                                                                   June 30, 2001
                                                                   -------------
Net Loss                                                               11,805
Accounts Payable and Accrued Expenses                                  18,150
Total stockholders' equity                                            (18,150)
Primary Earnings Per Common Share                                       (.012)
Fully Diluted Earnings Per Common Share                                 (.012)