Form 10QSB
period 2002-06-30
SOUTHAMPTON PARTNERS INC
filed 2003-12-10
CIK 1034674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the issuer's common stock, par value $.0001 per share, as of June 30, 2002 was 1,000,100.

Transitional Small Business Disclosure Format (Check One):     Yes [_]  No [X]

                           SOUTHAMPTON PARTNERS, INC.

                                                                          Page
PART I.  FINANCIAL INFORMATION

            Financial Statements:

            Consolidated Balance Sheet
            June 30, 2002 (Unaudited)                                       4

            Consolidated Statements of Operations
            Six Months Ended June 30, 2002
            and 2001 (Unaudited)                                            5

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2002
            and 2001 (Unaudited)                                            6

            Management's Discussion and Analysis or Plan
            of Operation                                                    7-8

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 9

  Signatures                                                                10

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001.

                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                             Period May 15, 1996
                                               (Unaudited)      (inception) to
                                              June 30, 2002   December 31, 2001
                                            ---------------- ------------------
Assets:

Cash                                          $         -      $           -

  Total assets                                $         -      $           -
                                              ===========      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses         $    47,684      $      18,150
                                              -----------      -------------

  Total liabilities                                47,684             18,150


Stockholders' Equity:

Common stock $.0001 par value;
    200,000,000 shares authorized;
    1,000,100 issued and outstanding;
    200,000 warrants issued, exercisable
    at $5 per share                                   100                100
Additional paid-in capital                          8,255              8,255
Deficit accumulated during development stage      (56,039)           (26,505)
                                              -----------      -------------
Total stockholders' equity                        (47,684)           (18,150)
                                              -----------      -------------

  Total liabilities and stockholders' equity  $         -      $           -
                                              ===========      =============

                           Southampton Partners, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the Six Months ended
                                                   June 30,
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
                                          ==========      ==========

                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                      Six Months ended
                                                           June 30,
                                                  -----------------------
                                                    2001            2002
                                                    ----            ----

Cash Flows from Operating Activities
 Net income                                       $(11,805)     $(35,979)
 Adjustments to reconcile net loss to net cash
 used in operations
   Increase in accrued liabilities                  11,805        35,979
                                                  --------      --------

Net Cash Used from operating Activities                -             -
                                                  -------       --------

Cash Flows from Investing Activities                   -             -
                                                  --------      --------

Total Cash Flow from Financing Activities              -             -
                                                  --------      --------

Cash at Beginning of Period                            -             -
                                                  --------      --------

Net increase (decrease)                                -             -

Cash at End of Period                             $    -        $    -
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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

      (a)   None.

      (b)   No reports on Form 8-K were filed during the quarter ended
June 30, 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2002                 Southampton Partners, Inc.
                                    -------------------------------------
                                                (Registrant)


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