Form 10QSB
period 2002-09-30
SOUTHAMPTON PARTNERS INC
filed 2003-12-10
CIK 1034674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                           SOUTHAMPTON PARTNERS, INC.

                                                                      Page
PART I.  FINANCIAL INFORMATION

            Financial Statements:

            Consolidated Balance Sheet
            September 30, 2002 (Unaudited)                              4

            Consolidated Statements of Operations
            Nine Months Ended September 30, 2002
            and 2001 (Unaudited)                                        5

            Consolidated Statements of Cash Flows
            Six Months Ended September 30, 2002
            and 2001 (Unaudited)                                        6

            Management's Discussion and Analysis or Plan
            of Operation                                                7-8

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             9

  Signatures                                                            10

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

                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                             Period May 15, 1996
                                             (Unaudited)        (inception) to
                                          September 30, 2002  December 31, 2001
                                          ----------------    -----------------
Assets:

Cash                                         $         -         $         -

  Total assets                               $         -         $         -
                                             ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses        $    47,684         $    28,150
                                             -----------         -----------

  Total liabilities                               47,684               6,345


Stockholders' Equity:

Common stock $.0001 par value;
    200,000,000 shares authorized;
    1,000,100 issued and outstanding;
    200,000 warrants issued, exercisable
    at $5 per share                                  100                 100
Additional paid-in capital                         8,255               8,255
Deficit accumulated during development stage     (56,039)            (36,505)
                                             -----------         -----------
  Total stockholders' equity                     (47,684)            (28,150)
                                             -----------         -----------
  Total liabilities and stockholders' equity $         -         $         -
                                             ===========         ===========

                           Southampton Partners, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the Nine Months ended
                                                 September 30,
                                           -------------------------
                                                2001           2002
                                                ----           ----
Revenue:                                   $        -      $        -

   Total Revenue                                    -               -
                                           ==========      ==========
Expenses:

General and administrative                         50              50

Professional Fees                              21,755          35,979
                                           ----------      ----------
Total Expenses                                 21,805          35,979
                                           ----------      ----------

Net Income (Loss) Before Taxes                (21,805)        (35,979)

Net Income (Loss)                             (21,805)        (35,979)
                                           ==========      ==========

Primary Earnings Per Common Share               (.022)          (.036)
                                           ==========      ==========
Net Earnings (Loss)                           (21,805)        (35,979)
                                           ==========      ==========

Fully Diluted Earnings Per
 Common Share                                   (.022)          (.036)
                                           ==========      ==========

Net Earnings (Loss) Per
 Common Share                              $    (.012)     $    (.036)
                                           ==========      ==========
Weighted Average Number of
 Common Shares Outstanding                  1,000,100       1,000,100
                                           ==========      ==========

                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                           Six Months ended
                                                               June 30,
                                                       -----------------------
                                                         2001            2002
                                                         ----            ----

Cash Flows from Operating Activities
 Net income                                            $(21,805)      $(35,979)
 Adjustments to reconcile net loss to net cash
 used in operations
   Increase in accrued liabilities                       21,805         35,979
                                                       ---------      --------

Net Cash Used from operating Activities                     -              -
                                                       ---------      --------

Cash Flows from Investing Activities                        -              -
                                                       ---------      --------

Total Cash Flow from Financing Activities                   -              -
                                                       ---------      --------

Cash at Beginning of Period                                 -              -
                                                       ---------      --------

Net increase (decrease)                                     -              -

Cash at End of Period                                  $    -         $    -
                                                       =========      ========

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   None.

      (b) No reports on Form 8-K were filed during the quarter ended September 31, 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 31, 2002                 Southampton Partners, Inc.
                                      -------------------------------------
                                                (Registrant)


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