Form 10QSB
period 2003-06-30
SOUTHAMPTON PARTNERS INC
filed 2003-12-10
CIK 1034674

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

               c/o Robert Wilson, President, 11 Bonac Woods Lane,
       ------------------------------------------------------------------
                            East Hampton, New York 11937
                            ------------------------
                    (Address of principal executive offices)

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

Transitional Small Business Disclosure Format (Check One):     Yes |_|  No |X|


--------------------------------------------------------------------------------
                                                                          Page 1

Southampton Partners-INC - 10QSB - Quarterly Report        Date Filed: 7/14/2003
--------------------------------------------------------------------------------

                           SOUTHAMPTON PARTNERS, INC.

                                                                          Page
PART I.  FINANCIAL INFORMATION

            Financial Statements:

            Consolidated Balance Sheet
            March 31, 2003 (Unaudited)                                      4

            Consolidated Statements of Operations
            Three Months Ended March 31, 2003
            and 2000 (Unaudited)                                            5

            Consolidated Statements of Cash Flows
            Six Months Ended March 31, 2003
            and 2002 (Unaudited)                                            6

            Management's Discussion and Analysis or Plan
            of Operation                                                    7-8

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 9

  Signatures                                                                10

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.

--------------------------------------------------------------------------------
                                                                          Page 3

Southampton Partners-INC - 10QSB - Quarterly Report        Date Filed: 7/14/2003
--------------------------------------------------------------------------------



                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                Period May 15, 1996
                                               (Unaudited)         (inception) to
                                              June 30, 2003       December 31, 2001
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
                                                  ===========        ===========


                                        -5-
--------------------------------------------------------------------------------
                                                                          Page 5

Southampton Partners-INC - 10QSB - Quarterly Report        Date Filed: 7/14/2003
--------------------------------------------------------------------------------


                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                            Six Months ended
                                                                 June 30,
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

--------------------------------------------------------------------------------
                                                                          Page 8

Southampton Partners-INC - 10QSB - Quarterly Report        Date Filed: 7/14/2003
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  None.

     (b)  No reports on Form 8-K were filed during the quarter ended June 30,
          2003

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

Date: June 30, 2003                   Southampton Partners, Inc.
                                      -------------------------------------
                                                (Registrant)


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