Form 10QSB/A
period 2003-09-30
SOUTHAMPTON PARTNERS INC
filed 2003-12-10
CIK 1034674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT


           For the transition period from ___________ to _____________


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

The number of shares outstanding of the issuer's common stock, par value $.0001 per share, as of September 30, 2003 was 1,000,100.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                           SOUTHAMPTON PARTNERS, INC.

                                                                           Page
PART I.  FINANCIAL INFORMATION

           Financial Statements:
           Consolidated Balance Sheet
           September 30, 2003 (Unaudited)                                   4

           Consolidated Statements of Operations
           Nine Months Ended September 30, 2003
           and 2002 (Unaudited)                                             5

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003
           and 2002 (Unaudited)                                             6

           Management's Discussion and Analysis or Plan
           of Operation                                                    7-8

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 9

Signatures                                                                 10

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.

                           Southampton Partners, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS


                                                                                     Period May 15, 1996
                                                                  (Unaudited)           (inception) to
                                                              September 30, 2003      December 31, 2002
                                                              ------------------      -----------------
Assets:

Cash                                                            $         --            $         --

  Total assets                                                  $         --            $         --
                                                                ==============          ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses                           $       47,684          $       47,684
                                                                --------------          --------------
  Total liabilities                                                     47,684                  47,684


Stockholders' Equity:

Common stock $.0001 par value;
  200,000,000 shares authorized;
  1,000,100 issued and outstanding;
  200,000 warrants issued, exercisable
  at $5 per share                                                          100                     100
Additional paid-in capital                                               8,255                   8,255
Deficit accumulated during development stage                           (56,039)                (56,039)
                                                                --------------          --------------
  Total stockholders' equity                                           (47,684)                (47,684)
                                                                --------------          --------------
  Total liabilities and stockholders' equity                    $         --            $         --
                                                                ==============          ==============

                           Southampton Partners, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Nine Months ended
                                                     September 30,
                                          -----------------------------------
                                               2002                 2003
                                          --------------       --------------
Revenue:                                  $         --         $         --

   Total Revenue                                    --                   --

Expenses:

General and administrative                            50                   50

Professional Fees                                 35,979               35,979
                                          --------------       --------------
Total Expenses                                    35,979               35,979
                                          --------------       --------------
Net Income (Loss) Before Taxes                   (35,979)             (35,979)

Net Income (Loss)                                (35,979)             (35,979)
                                          ==============       ==============
Primary Earnings Per Common Share                  (.036)               (.036)
                                          ==============       ==============
Net Earnings (Loss)                              (35,979)             (35,979)
                                          ==============       ==============
Fully Diluted Earnings Per
  Common Share                                     (.036)               (.036)
                                          ==============       ==============

Net Earnings (Loss) Per
  Common Share                            $        (.036)      $        (.036)
                                          ==============       ==============

Weighted Average Number of
  Common Shares Outstanding                    1,000,100            1,000,100
                                          ==============       ==============

                           Southampton Partners, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                           Six Months ended
                                                               June 30,
                                                     --------------------------
                                                         2002            2003
                                                     -----------    -----------
Cash Flows from Operating Activities
  Net income                                         $   (35,979)   $   (35,979)
  Adjustments to reconcile net loss to net cash
  used in operations
    Increase in accrued liabilities                       35,979         35,979
                                                     -----------    -----------

Net Cash Used from operating Activities                     --             --
                                                     -----------    -----------

Cash Flows from Investing Activities                        --             --
                                                     -----------    -----------

Total Cash Flow from Financing Activities                   --             --
                                                     -----------    -----------

Cash at Beginning of Period                                 --             --
                                                     -----------    -----------

Net increase (decrease)                                     --             --

Cash at End of Period                                $      --      $      --
                                                     ===========    ===========

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)   None.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2003

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 31, 2003                  Southampton Partners, Inc.
                                  -------------------------------------------
                                               (Registrant)


                                  By: /s/ Robert A. Wilson
                                      ---------------------------------------
                                      Robert A. Wilson
                                      President (principal executive officer
                                      and principal financial and accounting
                                      officer)

EXHIBIT 11

Southampton Partners, Inc.

EPS Calculations for period December 31, 2001 to September 30, 2002

Basic                    ($.036)

Diluted                  ($.036)

EPS Calculations for period December 31, 2002 to September 30, 2003

Basic                    ($.036)

Diluted                  ($.036)

Table 3

The schedule contains summary financial information extracted from the consolidated financial statements and is qualified in its entirety by reference to such financial statements.


                                                              9-MOS
                                                              Ended
                                                         September 30, 2003
                                                         ------------------
Net Loss                                                      35,979
Accounts Payable and Accrued Expenses                         47,684
Total stockholders' equity                                   (35,979)
Primary Earnings Per Common Share                              (.036)
Fully Diluted Earnings Per Common Share                        (.036)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO
REGULATION ss.240.15D-14 AS PROMULAGATED
BY THE SECURITIES AND EXCHANGE COMMISSION

I, Robert A. Wilson, President, Chief Executive Officer and Principal Financial Officer of Southampton Partners, Inc. certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Southampton Partners, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2003


                              /s/ Robert A. Wilson
                              ---------------------
                              Robert A. Wilson, President,
                              Chief Executive Officer and
                              Principal Financial Officer