Form 10QSB/A
period 2001-03-31
SOUTHAMPTON PARTNERS INC
filed 2005-05-27
CIK 1034674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                         Commission file number 0-32047

                           HAMPTON'S LUXURY HOMES, INC.
                           ----------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                        11-3320705
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

                              Roy Dalene, President
                                   PO Box 871
                                367 Butter Lane
                          Bridgehampton, New York 11932
                    (Address of principal executive offices)

                                 (631) 537-1600
                                 --------------
                          (Issuer's telephone number)

                           Southampton Partners, Inc.
                               11 Bonac Woods Lane
                             East Hampton, NY 11937
                             ----------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ ] No [ X ]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,210,000 shares of Common Stock, as of December 31, 2004.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           HAMPTON LUXURY HOMES, INC.





                                                                     Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of  March 31, 2001                              3

Condensed Statements of Operations for the Three Months Ended
March 31, 2001 and 2000                                                    4

Statements of Cash Flows  for the Three Months Ended March 31,
2001 and 2000                                                              5

Notes to Unaudited Condensed Financial Statements                          6

Item 2. - Management's Discussion or Analysis or Plan of Operation         7

Item 3.  Controls and Procedures                                          13

PART II. - Other Information (Items 1-6)                                  14

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                                 March 31, 2001
                                   (unaudited)


                                     ASSETS




TOTAL ASSETS                                              $              -
                                                          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


TOTAL LIABILITIES                                         $              -
                                                          -----------------

STOCKHOLDERS' EQUITY:


Common stock at $0.0001 par value; authorized 200,000,000
    shares; 1,000,100 shares issued and outstanding                    100
Additional paid-in capital                                          14,600
Accumulated deficit                                                (14,700)
                                                          -----------------

     Net Stockholders' Equity                                         -
                                                          -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $           -
                                                          =================

   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                              2001                    2000
                                         ---------------        ----------------
Revenue                                  $      -               $       -
                                         ---------------        ----------------

General and administrative                      -                       -
Organization and related expenses               -                       -
                                         ---------------        ----------------
Net income                               $      -                       -
                                         ===============        ================
Basic and diluted loss per share         $          .00         $           .00
                                         ===============        ================
Weighted average number of common
 shares outstanding                           1,000,100               1,000,100
                                         ===============        ================
















   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                                    2001               2000
                                             ----------------- -----------------
OPERATING ACTIVITIES:
Net income                                   $           -     $          -
                                             ----------------- -----------------

Net Cash Provided by Operating Activities                -                -
                                             ----------------- -----------------


FINANCING ACTIVITIES:                                    -                -
                                              ---------------- -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                    -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                               -                -
                                              ---------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $          -     $          -
                                              ================ =================


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                      $          -     $           -
                                              ================ =================
Income taxes                                  $          -     $           -
                                              ================ =================






   The accompanying notes are an integral part of these financial statements.

                          HAMPTON'S LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

         The Company was incorporated as Southampton Partners, Inc. pursuant to the General Corporation Law of the State of Delaware on May 15, 1996 with the initial purpose of engaging in computer software publishing and reselling, also known as "shareware." However, lack of funds made it impossible for it to establish business operations, and the Company became inactive. Its corporate charter was revoked on March 1, 1998 by the State of Delaware for failure to pay required taxes and lack of a registered agent. It corrected the problems and filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of its corporate charter on January 15, 1999. Thereafter, it remained substantially inactive until January 2004 at which time it entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000. Construction of these homes is expected to start in the spring of 2005 and be completed late in 2006 or the first half of 2007. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals were required. As of January 2005, the customer has received a commitment for financing from a bank and the permit process is expected to be completed in early spring of 2005. The Company received a cash payment of $11,016 (recorded as unearned income on the accompanying balance sheet) in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed

         In December 2003, the Company paid $2,000 (recorded as an intangible asset on the accompanying balance sheet) to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All revenue in 2004 was derived from the Barden Dealership.

         In October 2003, the Company changed its name to Hampton's Luxury Homes, Inc.

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 -- GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern. The Company has entered into contracts to build nine homes for an aggregate price of $2,125,000 and has hired officers who are experienced in the construction industry and will engage an independent contractor to assist in the supervision of such construction. However, the Company has no direct construction experience, and there are no assurances that the contracts can be completed profitably. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. However, it currently has no source of capital or financing if needed. If the Company is unable to complete existing contracts profitably and then obtain additional contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.



                                     ITEM II

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.


Operations

         We have been inactive for the past five years until December 2003. In December 2003, we entered into contracts covering the construction of nine homes for a total price of $2,125,000. We have no experience in home construction and will engage an outside contractor to supervise the construction, which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the spring of 2005 and be completed late in 2006 or the first half of 2007. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals were required. As of January 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process has been completed. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed. In December 2003, we hired a president who has had experience in the construction industry and also is related to the company that will be our primary subcontractor for building the homes covered by existing contracts.

         In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 relates to the Barden dealership.

Risk Factors

We are an early stage company with minimal operating history.

         We have never generated significant revenues and have no assets. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Our future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

        o competition from entities that are much more established and have greater financial and technical resources than do we;

        o        need  to develop infrastructure;

        o        ability to access and obtain capital when required; and

        o        dependence upon key personnel.

         We cannot be certain that our business strategy will be successful or that it will ever be able to commence revenue generating activities. Furthermore, we believe that it is possible that we will incur operating losses and negative cash flow for the foreseeable future.

We have no financial resources, and our auditors' report states that there is substantial doubt about our ability to continue as a going concern.

         We have no financial resources. Our auditors state in their opinion on our financial statements that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

We have contracts to perform work in an area of business in which we have no meaningful experience.

         We have contracts to construct nine homes. We have never been engaged in home building. We will be totally reliant on the skills of our two part time employees and independent contractors to complete much of the required work. We can give no assurances that the independent contractors will be successful in completing the work or that the required work will be performed in a profitable manner. If the work is not completed on time in a profitable manner, we lack the resources to correct material problems. If problems do arise that require the expenditure of additional funds, that requirement will require us to cease operations.

We will need financing which may not be available.

         We have not established a source of equity or debt financing. We will require financing to establish our business and implement our strategic plan if we are unable to generate significant revenue generating contracts. There can be no assurance that financing will be available or found. If we are unable to obtain financing, we may not be able to attain profitable operations.

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses that we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

         We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration may consist of shares of our stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

Our board of directors is authorized to issue substantial additional shares of stock, which would dilute the ownership of purchasers of common stock.

         We are authorized to issue up to 200,000,000 shares of common stock, par value $.0001 per share. Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares (167,790,000). Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management's ability to maintain control of the Company.

We will be heavily dependent on the services of Roy Dalene.

         Our business strategy is completely dependent upon the knowledge and business contacts of Roy Dalene, our president. If we were to lose the services of Mr. Dalene, it is unlikely that we would be able to implement our business plan of constructing homes even if some financing is obtained.

We will need to engage and retain qualified employees and contractors to implement our strategy.

         We will have to locate, engage and retain qualified and experienced professionals to undertake the work required under contracts obtained by us. If we are unable to attract experienced industry professionals, it is unlikely that we will be able to generate a material amount of revenue. No assurances can be given that we will be able to locate, engage or retain qualified industry professionals.

Substantially all of our revenue contracts are with one customer.

         We currently have contracts to build nine homes for an aggregate sales price of $2,125,000. All of these contracts, which will comprise a substantial portion of our revenue in 2005, are with a single customer. There are no assurances that we will be successful in entering into additional contracts with this one customer or obtain contracts with other customers.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

         Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

The trading price of our common stock is likely to be subject to significant fluctuations

         There can be no assurance as to the prices at which our common stock will trade, if any trading market develops at all. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including:

        o        the depth and liquidity of the market for our common stock,

        o developments affecting the business of Hampton's Luxury Homes generally and the impact of those factors referred to below in particular,

        o        investor perception of Hampton's Luxury Homes, and

        o        general economic and market conditions.

No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

Our common stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

         Prior to the date of this document, there has not been any established trading market for our common stock. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTC Bulletin Board ("OTCBB") or similar quotation service when we have a sufficient number of shareholders, if ever. There can be no assurance as to whether such market maker will agree to make such a filing or, if it does, whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in the company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

         In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our actual operating performance.

If a market develops for our shares, rule 144 sales may depress prices in that market.

         A substantial portion of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or, if applicable, the average weekly trading volume during the four calendar weeks prior to the sale. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions

         Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter markets, which are commonly referred to as the "pink sheets" or on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

         SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

        o the basis on which the broker or dealer made the suitability determination, and

        o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

"Blue Sky" laws of the various states may further reduce the liquidity of our shares in any market that may develop.

         Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

There are significant potential conflicts of interest

         Neither of our key personnel (two persons) is required to commit full time to our affairs and, accordingly, these individual(s) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, our president or chief financial officer may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     In an effort to resolve such potential conflicts of interest the following oral agreements have been entered into with our president and chief financial officer:

     o any business opportunities that they may become aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other businesses with which they are affiliated) would be presented by them solely to us;

     o any business opportunities disclosed to them by the management of other businesses with which they are associated would not be presented by them to us, unless and until the other business passed upon and approved such referral: and

     o any business opportunities disclosed to them by us would not be presented by them to other businesses with which they are associated, unless and until passed upon and approved such referral.

         In the event that the same business opportunity is presented to them by both us and one of the other businesses with which they are involved, they shall only render their services to the entity that first disclosed such business opportunity to them.

         For all of the foregoing reasons and others set forth herein, an investment in Hampton's Luxury Homes securities involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors in this Form 10-QSB.

New Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations.

Seasonality

         Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

                                    ITEM III.

                             CONTROLS AND PROCEDURES

            As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                           PART II

                                      OTHER INFORMATION

Item 1                  Legal Proceedings

                        None

Item 2                  Changes in Securities and Uses of Proceeds

                        None

Item 3                  Defaults Upon Senior Securities

                        None

Item 4                  Submission of Matters to a Vote of Shareholders

                        None

Item 5                  Other Information

                        None

Item 6                  Exhibits and Reports on Form 8-K

                        No reports on Form 8-K

     Exhibit Number                          Description
          31.1            Section 302 Certification of Chief Executive Officer
          31.2            Section 302 Certification of Chief Financial Officer
          32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive Officer
          32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Financial Officer











Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Hampton's Luxury Homes, Inc.
                                           ----------------------------
                                                            (Registrant)




                                    By:    /s/ Roy Dalene
                                           --------------
                                               Roy Dalene
                                               President


                                           May 27, 2005