Form 10QSB/A
period 2001-06-30
SOUTHAMPTON PARTNERS INC
filed 2005-05-27
CIK 1034674

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

                           HAMPTONS LUXURY HOMES, INC.

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

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]
                                                      .

                           HAMPTON LUXURY HOMES, INC.



                                                                  Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of  June 30, 2001                           3

Condensed Statements of Operations for the Six Months
Ended June 30, 2001 and 2000                                           4

Condensed Statements of Operations for the Three Months
Ended June 30, 2001 and 2000                                           5

Statements of Cash Flows  for the Six Months Ended
June 30, 2001 and 2000                                                 6

Notes to Unaudited Condensed Financial Statements                      7

Item 2. - Management's Discussion or Analysis or
Plan of Operation                                                      8

Item 3.  Controls and Procedures                                      14

PART II. - Other Information (Items 1-6)                              15

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                                  June 30, 2001
                                   (unaudited)


                                     ASSETS




TOTAL ASSETS                                                 $           -
                                                             =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


TOTAL LIABILITIES                                            $           -
                                                             ----------------

STOCKHOLDERS' EQUITY:


Common stock at $0.0001 par value; authorized 200,000,000
    shares; 1,000,100 shares issued and outstanding                        100
Additional paid-in capital                                              14,600
Accumulated deficit                                                    (14,700)
                                                              -----------------

     Net Stockholders' Equity                                             -
                                                              -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $           -
                                                              =================
















   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                     Six Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                       2001           2000
                                                 --------------- ---------------

Revenue                                          $      -        $        -
                                                 --------------- ---------------
General and administrative                              -                  -
Organization and related expenses                       -                  -
                                                 --------------- ---------------
Net income                                       $      -        $ -
                                                 =============== ===============

Basic and diluted loss per share                 $          .00  $          .00
                                                 =============== ===============
Weighted average number of common
 shares outstanding                                   1,000,100       1,000,100
                                                 =============== ===============














   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                    Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                               2001                   2000
                                         ---------------        ----------------
Revenue                                  $        -             $       -
                                         ---------------        ----------------

General and administrative                        -                     -
Organization and related expenses                 -                     -
                                         ---------------        ----------------
Net income                               $        -             $       -
                                         ===============        ================

Basic and diluted loss per share         $          .00         $           .00
                                         ===============        ================

Weighted average number of common
 shares outstanding                           1,000,100               1,000,100
                                         ===============        ================











   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (unaudited)






                                                      2001            2000
                                                  -------------- ---------------
OPERATING ACTIVITIES:
Net income                                        $      -       $       -
                                                  -------------- ---------------

Net Cash Provided by Operating Activities                -               -
                                                  -------------- ---------------


FINANCING ACTIVITIES:                                    -               -
                                                  -------------- ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                    -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         -               -
                                                  -------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      -       $       -
                                                  ============== ===============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                          $      -       $       -
                                                  ============== ===============

Income taxes                                      $      -       $       -
                                                  ============== ===============






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



                                    ITEM III.

                             CONTROLS AND PROCEDURES

            As of the end of the period covered by this Amended Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


                                            Hampton's Luxury Homes, Inc.
                                            ----------------------------
                                                             (Registrant)





                                            /s/ Roy Dalene
                                            --------------
                                       By:      Roy Dalene
                                                President


                                                May 27, 2005