Form 10QSB/A
period 2001-09-30
SOUTHAMPTON PARTNERS INC
filed 2005-05-27
CIK 1034674

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

                           HAMPTON LUXURY HOMES, INC.




                                                                  Page Number

PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of  September 30, 2001                       3

Condensed Statements of Operations for the Nine Months
Ended September 30, 2001 and 2000                                       4

Condensed Statements of Operations for the Three Months
Ended September 30, 2001 and 2000                                       5

Statements of Cash Flows  for the Nine Months Ended
September 30,  2001 and 2000                                            6

Notes to Unaudited Condensed Financial Statements                       7

Item 2. - Management's Discussion or Analysis or Plan
of Operation                                                            8

Item 3.  Controls and Procedures                                       14

PART II. - Other Information (Items 1-6)                               15

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                               September 30, 2001
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                  Nine Months Ended September 30, 2001 and 2000
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                 Three Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                              2001                    2000
                                         ---------------        ----------------
Revenue                                  $                      $          -
                                         ---------------        ----------------

General and administrative                         -                       -
Organization and related expenses                  -                       -
                                         ---------------        ----------------
Net income                               $ -                    $ -
                                         ===============        ================
Basic and diluted loss per share         $          .00         $           .00
                                         ===============        ================
Weighted average number of common
shares outstanding                            1,000,100               1,000,100
                                         ===============        ================










   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                         2001          2000
                                                  --------------- --------------
OPERATING ACTIVITIES:
Net income                                        $       -       $       -
                                                  --------------- --------------

Net Cash Provided by Operating Activities                 -               -
                                                  --------------- --------------


FINANCING ACTIVITIES:                                     -               -
                                                  --------------- --------------

INCREASE IN CASH AND CASH EQUIVALENTS                     -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          -               -
                                                  --------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $       -       $       -
                                                  =============== ==============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                           $      -       $       -
                                                   ============== ==============
Income taxes                                       $      -       $       -
                                                   ============== ==============






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

         We will have to locate, engage and retain qualified and experienced professionals to undertake the work required under contracts obtained by us. If we are unable to attract experienced industry professionals, it is unlikely that we will be able to generate a material amount of revenue. No assurances can be given that it will be able to locate, engage or retain qualified industry professionals.

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

         In the event that the same business opportunity is presented to them by both us and one of the other businesses with which they are involved, they shall only render thei services to the entity that first disclosed such business opportunity to them.

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


                                      Hampton's Luxury Homes, Inc.
                                      ----------------------------
                                                      (Registrant)






                                      /s/ Roy Dalene
                                      ---------------
                                 By:      Roy Dalene
                                          President


                                          May 27, 2005