Form 10QSB/A
period 2002-03-31
SOUTHAMPTON PARTNERS INC
filed 2005-06-10
CIK 1034674

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

                           HAMPTON LUXURY HOMES, INC.





                                                                    Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of  March 31, 2002                            3

Condensed Statements of Operations for the Three
Months Ended March 31, 2002 and 2001                                     4

Statements of Cash Flows  for the Three Months
Ended March 31,  2002 and 2001                                           5

Notes to Unaudited Condensed Financial Statements                        6

Item 2. - Management's Discussion or Analysis or
Plan of Operation                                                        7

Item 3.  Controls and Procedures                                        13

PART II. - Other Information (Items 1-6)                                14

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                                 March 31, 2002
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (unaudited)


                                                2002                    2001
                                         ---------------        ----------------
Revenue                                  $        -             $          -
                                         ---------------        ----------------
General and administrative                        -                        -
Organization and related expenses                 -                        -
                                         ---------------        ----------------
Net income                               $        -             $          -
                                         ===============        ================
Basic and diluted loss per share         $          .00         $           .00
                                         ===============        ================
Weighted average number of common
 shares outstanding                           1,000,100               1,000,100
                                         ===============        ================










   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                   (unaudited)






                                                       2002             2001
                                                  -------------- ---------------

OPERATING ACTIVITIES:
Net income                                        $        -     $         -
                                                  -------------- ---------------

Net Cash Provided by Operating Activities                  -               -
                                                  -------------- ---------------


FINANCING ACTIVITIES:                                      -               -
                                                  -------------- ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                      -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           -               -
                                                  -------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $        -     $         -
                                                  ============== ===============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                          $        -     $         -
                                                  ============== ===============
Income taxes                                      $        -     $         -
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


                                 June 9, 2005