Form 10QSB/A
period 2002-06-30
SOUTHAMPTON PARTNERS INC
filed 2005-06-10
CIK 1034674

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

                           HAMPTON LUXURY HOMES, INC.





                                                                  Page Number

PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of  June 30, 2002                          3

Condensed Statements of Operations for the Six
Months Ended June 30, 2002 and 2001                                   4

Condensed Statements of Operations for the Three
Months Ended June 30, 2002 and 2001                                   5

Statements of Cash Flows  for the Six Months Ended
June 30,  2002 and 2001                                               6

Notes to Unaudited Condensed Financial Statements                     7

Item 2. - Management's Discussion or Analysis or
Plan of Operation                                                     8

Item 3.  Controls and Procedures                                     14

PART II. - Other Information (Items 1-6)                             15

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                                  June 30, 2002
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                     Six Months Ended June 30, 2002 and 2001
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                    Three Months Ended June 30, 2002 and 2001
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
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


                                       June 9, 2005