Form 10QSB/A
period 2002-09-30
SOUTHAMPTON PARTNERS INC
filed 2005-06-10
CIK 1034674

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

                           HAMPTON LUXURY HOMES, INC.





                                                                     Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of  September 30, 2002                         3

Condensed Statements of Operations for the Nine Months
Ended September 30, 2002 and 2001                                         4

Condensed Statements of Operations for the Three Months
Ended September 30, 2002 and 2001                                         5

Statements of Cash Flows  for the Nine Months Ended
September 30,  2002 and 2001                                              6

Notes to Unaudited Condensed Financial Statements                         7

Item 2. - Management's Discussion or Analysis or Plan
of Operation                                                              8

Item 3.  Controls and Procedures                                         14

PART II. - Other Information (Items 1-6)                                 15

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                               September 30, 2002
                                   (unaudited)


                                     ASSETS




TOTAL ASSETS                                              $            -
                                                          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


TOTAL LIABILITIES                                          $            -
                                                           ----------------

STOCKHOLDERS' EQUITY:


Common stock at $0.0001 par value; authorized 200,000,000
    shares; 1,000,100 shares issued and outstanding                    100
Additional paid-in capital                                          14,600
Accumulated deficit                                                (14,700)
                                                           ----------------

     Net Stockholders' Equity                                         -
                                                           ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $          -
                                                           =================

   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                  Nine Months Ended September 30, 2002 and 2001
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                 Three Months Ended September 30, 2002 and 2001
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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
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