Form 10KSB
period 2002-12-31
SOUTHAMPTON PARTNERS INC
filed 2005-07-15
CIK 1034674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-49993

                           HAMPTONS LUXURY HOMES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                      11-3320705
------------------------------------------------     ---------------------------
   (State or other jurisdiction of incorporation          (I.R.S. Employer
                 or organization)                        Identification No.)

                  PO Box 871
               367 Butter Lane
            Bridgehampton, New York                             11932
------------------------------------------------     ---------------------------
    (Address of principal Executive Offices)                  (Zip Code)

                    Issuer's Telephone Number: 631- 537-1600

Securities registered under Section 12(b) of the Act:
                  None

Securities registered under Section 12(g) of the Act:
                  Common Stock par value $.001 per share
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X
   -------     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $29,530 as of December 31, 2003.


The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2005 is 32,210,000 shares, all of one class, $.0001 par value per share. Of this number, 2,210,000 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or any national exchange and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 2,210,000 shares held by non-affiliates, based upon the book value as of December 31, 2004 is $1,073.


*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No
                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements. Such forward-looking statements contained in this Form 10-KSB involve risks and uncertainties, including statements as to:

          o    our future operating results,
          o    our business prospects,
          o    our  contractual   arrangements  and  relationships   with  third
               parties,
          o    the dependence of our future success on the general economy,
          o    our possible financings, and
          o    the adequacy of our cash resources and working capital.

         These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-KSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         We are attempting to become current with respect to our reporting requirements under the Securities Exchange Act of 1934, as amended (the "34 Act"), so that we may have the opportunity to seek to have our securities publicly listed for trading on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD").

Item 1 - DESCRIPTION OF BUSINESS

         The Company was incorporated as Southampton Partners, Inc. pursuant to the General Corporation Law of the State of Delaware on May 15, 1996, and our principal office is in Bridgehampton, New York. We were formed for the initial purpose of engaging in computer software publishing and reselling, also known as "shareware." However, lack of funds made it impossible for us to establish business operations and we became inactive. Our corporate charter was revoked on March 1, 1998 by the State of Delaware for our failure to pay required taxes and for lack of a registered agent. We corrected the problems and filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to
Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of our corporate charter on January 15, 1999.

         For the years ended December 31, 2001 and 2002 we were inactive with no revenues whatsoever.

         The following information which would otherwise not appear in the Form 10-KSB had it been timely filed is provided solely to provide a summarized update as to events occuring passed December 31, 2002.

         We remained inactive until December 2003 at which time we entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000. We intend to use an outside contractor affiliated with our president and chief financial officer to assist in the supervision of the construction. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed late in the first half of 2006. Prior to starting construction, the customer needs to secure financing and numerous permits and approvals. As of May 2005, the customer had received a commitment for financing from Suffolk County National Bank and the permit process is underway. We will receive payments for work as performed.

         In December 2003, we hired a president, Roy Dalene, and chief financial officer, Frank Dalene, both of whom have had significant experience in the construction industry and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts. In 2005 we entered into two contracts to manage the construction of homes. These contracts can result in earnings to us of $115,000 if completed according to plan.

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

         In October 2003, we changed our name to Hamptons Luxury Homes, Inc.

Employees

          At June 30, 2005, we had two employees, neither of whom is currently serving in a fulltime capacity.

Item 2 - DESCRIPTION OF PROPERTY

         We operate out of office space provided by our president and chief financial officer at no cost to us. No lease agreement exists.

Item 3 - LEGAL PROCEEDINGS

         We are not involved in any litigation.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Part II

Item 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

         The Company became subject to Securities Exchange Act Reporting Requirements in 2000. There is no current public market for the shares of our common stock. No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

         As of the close of business on June 30, 2005, there were 118 stockholders of record of our common stock, and 32,210,000 shares were issued and outstanding.


         We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

         There is no established trading market for our common stock. Application will be made to quote the shares of our common stock on the OTCBB. There can be no assurance as to whether our application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

         There is no public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond its control, including the following:

     o    actual or anticipated variations in quarterly operating results;
     o announcements by is or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     o    additions or departures of key personnel;
     o    sales or issuances of additional shares of common stock; and
     o    potential litigation or regulatory matters.

         The market prices of the securities of microcap companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

         The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. The 32,210,000 shares of common stock are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933. The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us. "Restricted Securities" as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) "Definitions":

                  "Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering."

We have 200,000,000 authorized shares of common stock of which 32,210,000 are currently outstanding. The board of directors, without stockholder approval, could issue up to 167,790,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.


Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth herein and in other filings that we have made with the Securities and Exchange Commission.

Operations

         For the years ended December 31, 2001 and 2002 we were inactive with no revenues whatsoever and remained inactive until December 2003. The following information which would otherwise not appear in the Form 10-KSB had it been timely filed is provided solely to provide a summarized update as to events occuring passed December 31, 2002.

         In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000. In 2005 we entered into two contracts to manage the construction of homes. These contracts will result in earnings to us of $115,000 if completed according to plan. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the first half of 2006. Prior to starting construction, the customer needs to secure financing and numerous permits and approvals are required. As of May 2005, the customer had received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry (see Part III, Item 9) and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts.

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

         We incurred total expenses of $10,449 in December 2003, consisting principally of professional fees ($5,000) and expenses paid to officers and consultants. We satisfied certain obligations to our past and present officers, our consultants and counsel by the issuance of 31,209,900 shares of our common stock. The issuance of these shares was recorded at par value.

         We are subject to the reporting requirements of the Exchange Act of '34. As a result, we will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations, acquire land and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts.

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

     o    ability to access and obtain capital when required; and

     o    dependence upon key personnel.

         We cannot be certain that our business strategy will be successful or that we will ever be able to commence revenue generating activities. Furthermore, we believe that it is possible that we will incur operating losses and negative cash flow for the foreseeable future.

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

We have contracts to perform work in an area of business in which we have limited meaningful experience.

          We have contracts to construct nine homes and perform management services for other construction projects. As a company, we have never been engaged in home building. Although our current management team has experience in the construction industry, we will be heavily reliant on subcontractors to complete much of the required work. We can give no assurances that the subcontractors will be successful in completing the work or that the required work will be performed in a profitable manner. If the work is not completed on time in a profitable manner, we lack the resources to correct material problems. If problems do arise that require the expenditure of additional funds, that requirement may require us to cease operations.


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

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses that we may incur, we may substantially curtail or terminate our operations or be required to seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Our board of directors is authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.

         We are authorized to issue up to 200,000,000 shares of common stock, par value $.001 per share. Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares (167,790,000). Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management's ability to maintain control of the Company.

We will be heavily dependent on the services of Roy Dalene and Frank Dalene.

         Our business strategy is completely dependent upon the knowledge and business contacts of Roy Dalene, our president and Frank Dalene, our vice president and chief financial officer, each of whom assumed their positions in December 2003. If we were to lose the services of Roy and/or Frank Dalene, it is unlikely that we would be able to implement our business plan of constructing homes even if some financing is obtained.

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

Substantially all of our construction contracts are with a single customer.

         We currently have contracts to build nine homes for an aggregate sales price of $2,125,000 and two contracts to manage the construction of homes. These management contracts will result in earnings to us of $115,000 if completed according to plan. There are no assurances that we will be successful in completing existing contracts or obtaining additional contracts.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

         Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

The trading price of our common stock is likely to be subject to significant fluctuations

         There can be no assurance as to the prices at which our common stock will trade, if any trading market develops at all. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would otherwise be expected for a fully distributed issue. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including:

     o    the depth and liquidity of the market for our common stock,

     o    developments   affecting  the  business  of  Hamptons   Luxury  Homes
          generally and the impact of those factors referred to below in particular,

     o    investor perception of Hamptons Luxury Homes, and

     o    general economic and market conditions.

No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

Our common stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

         As of June 30, 2005, there has not been any public or established trading market for our common stock. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD. There can be no assurance as to whether such market maker will agree to make such a filing or, if it does, whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

         In addition, our common stock is unlikely to be followed by any market analysts, and there may be few if any institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our actual operating performance.

If a market develops for our shares, rule 144 sales may depress prices in that market.

         All 32,210,000 outstanding shares of common stock held by present stockholders, 30,000,000 are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. Of the restricted shares, 1,000,100 were issued in 1997 and the remainder were issued in December 2003.

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock The alternative average weekly trading volume during the four calendar weeks prior to the sale will not be available to our shareholders being that the OTCBB (if and when listed for trading) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. In our case this 2 year (Rule 144k) holding period currently applies to 210,000 shares of our common stock and will apply to a further 2,000,000 shares on December 11, 2005. A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. Accordingly, are available for re-sale pursuant to Rule 144 in January 2005 provided that the Company is current with respect to its 1934 Act reporting requirements.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions

         Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

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

There are significant potential conflicts of interest

         Neither of our key personnel (two persons) is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, our president or chief financial officer may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

         In the event that the same business opportunity is presented to them by both us and one of the other businesses with which they are involved, they shall render their services to the entity that first disclosed such business opportunity to them.


         For all of the foregoing reasons and others set forth herein, an investment in Hamptons Luxury Homes. Inc.'s securities involve a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

New Accounting Pronouncements

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended December 31, 2006, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

     o    of  management's   responsibility  for  establishing  and  maintaining
          adequate internal control over our financial reporting;

     o of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

     o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

     o that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

         In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended December 31, 2006. The Company has not yet assessed the impact on future operations of adopting this new standard.

Critical Accounting Policies

Construction Revenue Recognition. As discussed in our financial statements, housing and other real estate sales are recognized when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. The percentage of completion method is not applied.

Seasonality

         Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

Item 7 - FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 24.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

Item 8A - CONTROLS AND PROCEDURES

         Messrs. Roy and Frank currently serve as our chief executive officer and our chief financial officer, respectively (collectively, the "Certifying Officer") and are responsible for establishing and maintaining disclosure controls and procedures for us. They have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Form 10-KSB is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B - OTHER INFORMATION

None

                                    PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              Our current executive officers and directors are as follows:



Name                            Age        Title
.................................................................................
Roy Dalene                      46         President, CEO and chairman of the
                                           Board of Directors
.................................................................................
Frank Dalene                    50         Vice President, Treasure, chief
                                           financial officer and director
.................................................................................

Roy Dalene - assumed each of his positions in December 2003. He is also a senior vice president and co-founder of Telemark, Inc. (which was founded in 1980), a construction company based in Bridgehampton, NY which will serve as our primary subcontractor on our homebuilding contracts. Prior thereto, he was employed by Bechtel Power Corporation. He currently serves on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He is active in many civic and philanthropic endeavors and served as a judge for the ARDA Custom Home of the Year Award. Mr. Dalene received his Bachelor of Science degree in civil engineering from Polytechnic Institute of New York.

Frank Dalene - assumed each of his positions in December 2003. He is president and a co-founder of Telemark, Inc. (which was founded in 1980), a construction company based in Bridgehampton, NY which will serve as our primary subcontractor on our homebuilding contracts. He is active in professional and civic affairs and has served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He serves as an Advisory Board member for The American Council of Construction Consultants, Co-Chair of the Education Committee of the Long Island Builders Institute and the Business Advisory Council of the National Republican Congressional Committee. Mr. Dalene also serves on the Board of Directors of the Long Island Builders Institute, the New York State Builders Association and the National Association of Home Builders. He is a member of the Long Island Builders Institute, New York State Builders Association, National Association of Home Builders, and International Who's Who of Professionals. Mr. Dalene, who is the brother of Roy Dalene, received his Bachelor of Arts Degree from Nyack College.

NOTE: Robert Wilson, our founder, resigned from all positions held with us effective December 10, 2003.

Board of Directors

         All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected.

Committees of the Board of Directors

         Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage our stock option plan, once established, and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

         All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance if we have the resources to do so.

Conflicts of Interest

         See Risk Factor entitled "There are significant potential conflicts of interest".
                                       16

Item 10 - Executive Compensation

         No officer, director or employee has received compensation of $100,000 or more, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of June 30, 2005 by:

     o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

     o    each of our directors, and

     o    all of our officers and directors as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address                                         Number of Shares
of Beneficial Owner (1)       Beneficially Owned (2)     Percent of Class(3)
-------------------           ------------------         ----------------
.................................................................................
Roy Dalene                    10,000,000(3)              31.05
.................................................................................
Frank Dalene                  10,000,000(3)              31.05
.................................................................................
Robert A. Wilson              10,000,000(3)              31.05
.................................................................................
Officers and Directors
as  a group (2 member)        20,000,000-(3)             62.09
.................................................................................

---------------------------
1. The address for each person is P.O. Box 871, 367 Butter Lane, Bridgehampton, NY 11932.

2. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

3. Roy Dalene and Frank Dalene each received 10,000,000 shares in December 2003 in satisfaction of amounts due to them for services rendered. Mr. Wilson, who had been president and a director until December 2003, at which time he resigned both positions, received 9,209,900 shares in December 2003 for services previously rendered.

Delaware Anti-Takeover Law

         We will be subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. This section prohibits, subject to exceptions, publicly- traded Delaware corporations from engaging in a business combination, which includes a merger or sale of more than 10% of the corporation's assets, with any interested stockholder. An interested stockholder is generally defined as a person who, with its affiliates and associates, owns or, within three years before the time of determination of interested stockholder status, owned 15% or more of a corporation's outstanding voting securities. This prohibition does not apply if:

     o the transaction is approved by the board of directors before the time the interested stockholder attained that status;

     o upon the closing of the transaction that resulted in the stockholder becoming an interest stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

     o at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

         A Delaware corporation may opt out of this provision with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from an amendment approved by at least a majority of the outstanding voting shares. However, we have not opted out of this provision. This provision of the Delaware General Corporation Law could prohibit or delay a merger or other takeover or change-in-control attempts and may discourage attempts to acquire us.

Shareholder Matters

         As a Delaware corporation, we are subject to the Delaware Revised Statutes ("DRS" or "Delaware law"). Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights. Among the rights granted under Delaware law which might be considered as material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Delaware Revised Statutes ("DRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Delaware law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

     o    listed on a national securities exchange,

     o included in the national market system by the National Association of Securities Dealers, or

     o    held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation (our certificate of incorporation does not so provide) or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

     o    the articles of incorporation, and all amendments thereto,

     o    bylaws and all amendments thereto; and

     o a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None, except as indicated in Part I, Item 2 as relates to the Company's office space. In addition, Frank Dalene and Roy Dalene agreed to accept an aggregate of 20,000,000 shares of common stock in December 2003 in consideration for amounts due to them for services rendered.

PART IV

Item 13 -  EXHIBITS



31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive Officer
31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Financial Officer
32.1 CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive Officer
32.2 CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Financial Officer



Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

All fees relating to our principal accountant ($5,000) pertained to assurance services and EDGARIZATION of filings. The accounting firm performed to tax or consulting services for us.

                                    *********

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          /s/ Roy Dalene
                                                          --------------
                                                          ROY DALENE
                                                          Title: President

                                                          Date: July 12, 2005

                                                          /s/ Frank Dalene
                                                          ----------------
                                                          FRANK DALENE
                                                          Title: Chief Financial
                                                          Officer

                                                          Date: July 12, 2005

                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................F-2
BALANCE SHEET..............................................................F-3
STATEMENTS OF OPERATIONS...................................................F-4
STATEMENT OF STOCKHOLDERS' EQUITY..........................................F-5
STATEMENTS OF CASH FLOWS...................................................F-6
NOTES TO FINANCIAL STATEMENTS..............................................F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Hamptons Luxury Homes, Inc.
(formerly Southampton Partners, Inc.)
Bridgehampton, NY

We have audited the accompanying balance sheet of Hamptons Luxury Homes, Inc. (formerly Southampton Partners, Inc.) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamptons Luxury Homes, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is an early stage company with, among other things, no significant operating revenues to date and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York                                  /s/  Sherb & Co., LLP
July 12, 2005                                       ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

                           HAMPTONS LUXURY HOMES, INC
                      (formerly Southampton Partners, Inc.)
                                  Balance Sheet
                                December 31, 2002


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

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001


                                               2002                    2001
                                         ---------------        ----------------
Revenue                                 $             -        $              -
                                         ---------------        ----------------

General and administrative                            -                       -
                                         ---------------        ----------------
Net loss                                $             -         $             -
                                         ===============        ================

Basic and diluted loss per share                   $.00                    $.00
                                         ===============        ================

Weighted average number of common
shares outstanding                            1,000,100               1,000,100
                                         ===============        ================










   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                        Statement of Stockholders' Equity




                                                                   Additional
                                               Common stock          Paid-in     Accumulated
                                            Shares        Amount     Capital       deficit
                                      ------------- ------------- ------------- ---------------
Balance, January 1, 2001                 1,000,100  $        100  $     14,600  $      (14,700)

Operating results for the year
   ended December 31, 2001                       -             -             -               -
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2001               1,000,100           100        14,600         (14,700)

Operating results for the year
   ended December 31, 2002                       -             -             -               -
                                      ------------- ------------- ------------- ---------------

Balance, December 31, 2002               1,000,100  $        100  $     14,600  $      (14,700)
                                      ============= ============= ============= ===============




   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, INC.
                      (formerly Southampton Partners, Inc.)
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001







                                                        2002           2001
                                                 --------------- ---------------
OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                     -               -
                                                 --------------- ---------------

Investing Activities                                          -               -
                                                 --------------- ---------------

FINANCING ACTIVITIES:                                         -               -
                                                 --------------- ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                         -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                -               -
                                                 --------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $            -  $            -
                                                 =============== ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                         $            -  $            -
                                                 =============== ===============

Income taxes                                     $            -  $            -
                                                 =============== ===============





   The accompanying notes are an integral part of these financial statements.

                           HAMPTONS LUXURY HOMES, Inc.
                      (formerly Southampton Partners, Inc.)

                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION

         The Company was incorporated as Southampton Partners, Inc. pursuant to the General Corporation Law of the State of Delaware on May 15, 1996 with the initial purpose of engaging in computer software publishing and reselling, also known as "shareware." However, lack of funds made it impossible for it to establish business operations, and the Company became inactive. Its corporate charter was revoked on March 1, 1998 by the State of Delaware for failure to pay required taxes and lack of a registered agent. It corrected the problems and filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of its corporate charter on January 15, 1999. Thereafter, it remained substantially inactive until January 2004 at which time it entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000. Construction of these homes is expected to start in the spring of 2005 and be completed late in 2005 or the first half of 2006. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals were required. As of May 2005, the customer received a commitment for financing from a bank, and the permit process is underway. The Company received a cash payment of $11,016 (recorded as unearned income on the accompanying balance sheet) in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed

         In December 2003, the Company paid $2,000 (recorded as an intangible asset on the accompanying balance sheet) to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004.

         In February 2005 the Company entered into two agreements to supervise construction of homes. The homes are expected to be completed late in 2005 or early in 2006. The Company will earn approximately $115,000 in connection with these agreements which will be earned throughout the construction process.

         In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

                b.  Provision for Taxes

                At December 31, 2002, the Company had net operating loss carryforwards of $14,700 that may be offset against future Federal taxable income through 2021. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:





                Income tax benefit at statutory rate $                 5,586
                Valuation allowance                                   (5,586)
                                                     ------------------------
                Total                                $                     -
                                                     ========================


                Deferred tax assets (liabilities) at December 31, 2002 are comprised of the following:


                Net operating loss carryforwards     $                 5,586
                Valuation allowance                                   (5,586)
                                                     ------------------------

                Net                                  $                     -
                                                     ========================



                If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

                c.  Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                d.  Estimates

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

                e.  Basic Loss Per Common Share

                Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.

                f.  Impairment of Long-Lived Assets

                Long-lived assets, such as intangible assets, property and equipment and certain sundry assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

                g.  Concentration of Credit Risk

                The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other hedging arrangements.

                All revenue in 2004 was derived from the Barden Dealership

                The Company has a contract with one customer to construct nine homes. Performance of this contract will result in a substantial percentage of revenues in 2005.

                The Company will review accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company will include any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical collection experience, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable will be written off against the allowance. There were no accounts receivable at either December 31, 2002 or 2001.

                h.  Impact Of New Accounting Standards

                In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ended December 31, 2006, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

                In December 2004, the FASB issued FASB SFAS No. 123 (revised
                2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended January 31, 2007. The Company has not yet assessed the impact of adopting this new standard.

                i.  Revenue Recognition

                The Company will recognize revenue on construction contracts when work has been completed and certificates of occupancy have been obtained and title has transferred. It will recognize revenue on management contracts after the work has been performed.

                j.  Stock Options and Warrants

                As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation ("SFAS No. 123"), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (`APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation--Transition and Disclosure.

                Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern. The Company has entered into contracts to build nine homes for an aggregate price of $2,125,000 and management contracts under which it can earn $115,000 and has hired officers who are experienced in the construction industry and will engage an independent contractor to assist in the supervision of such construction. However, the Company has no direct construction experience, and there are no assurances that the contracts can be completed profitably. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. However, it currently has no source of capital or financing if needed. If the Company is unable to complete existing contracts profitably and then obtain additional contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDERS' EQUITY

Common Stock

          The holders of the Company's common stock:

     o Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

     o Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

     o    Do  not  have  preemptive,   subscription  or  conversion  rights,  or
          redemption or access to any sinking fund; and

     o Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

NOTE 5 - SUBSEQUENT EVENT

The Company issued 31,209,900 shares of common stock in December 2003 in satisfaction of liabilities incurred for work performed. The issuance was recorded at par value. All but 2,000,000 of the shares issued were issued to current or former officers or directors.