Form 10QSB/A
period 2003-03-31
HAMPTONS LUXURY HOMES INC
filed 2005-08-03
CIK 1034674

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
Roy Dalene, President PO Box 871 367 Butter Lane Bridgehampton, New York 11932 (Address of principal executive offices)
(631) 537-1600 (Issuer's telephone number)
Southampton Partners, Inc. 11Bonac Woods Lane East Hampton, NY 11937 (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,210,000 shares of Common Stock, as of June 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Balance Sheet

March 31, 2003

(unaudited)

ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL LIABILITIES	$ -

STOCKHOLDERS’ EQUITY:

Common stock at $0.0001 par value; authorized 200,000,000
shares; 1,000,100 shares issued and outstanding	100
Additional paid-in capital	14,600
Accumulated deficit	(14,700)

Stockholders’ Equity	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ -

The accompanying notes are an integral part of these financial statements.

HAMPTON’S LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Statements of Operations

Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002

Revenue	$ -	$ -

General and administrative	-	-

Net income	$ -	$ -

Basic and diluted income per share	$.00	$.00
Weighted average number of common shares outstanding	1,000,100	1,000,100

The accompanying notes are an integral part of these financial statements.

HAMPTONS LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
OPERATING ACTIVITIES:
Net income	$ -	$ -

Net Cash Provided by Operating Activities	-	-

FINANCING ACTIVITIES:	-	-

INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

For the year ended December 31, 2002 and the three months ended March 31, 2003, the Company remained inactive.

The following information which would otherwise not appear in this Form 10-QSB had it been timely filed, is furnished solely to provide a summarized update as to events occurring subsequent to March 31, 2003.

The Company remained substantially inactive until December 2003 at which time it entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000. The Company intends to use an outside contractor affiliated with its president and chief financial officer to assist in the supervision of the construction. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the first half of 2006. Prior to starting construction, the customer needs to secure financing and numerous permits and approvals. As of May 2005, the customer had received a commitment for financing from a bank and the permit process is underway. The Company will receive payment for work as performed

In December 2003, the Company hired a president, Roy Dalene, and chief financial officer, Frank Dalene, both of whom have had significant experience in the construction industry and also are affiliated with the company that will be the primary subcontractor for building the homes covered by existing contracts.

In December 2003, the Company paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Bardon makes products for framing and roofing, as well as interior trim and cabinetry products.

In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–QSB and Item 310 of Regulation S–B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB.

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

NOTE 2 -- GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  The Company has entered into contracts to build nine homes for an aggregate price of $2,125,000 and has hired officers who are experienced in the construction industry and will engage an independent contractor to assist in the supervision of such construction. However, the Company has no direct construction experience, and there are no assurances that the contracts can be completed profitably. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.  However, it currently has no source of capital or financing if needed. If the Company is unable to complete existing contracts profitably and then obtain additional contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

For the year ended December 31, 2002 and the three months ended March 31, 2003, the Company remained inactive.

The following information which would otherwise not appear in this Form 10-QSB had it been timely filed, is furnished solely to provide a summarized update as to events occurring subsequent to March 31, 2003.

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000. In 2005 we entered into two contracts to manage the construction of homes. These contracts can result in earnings to us of $115,000 if completed according to plan. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the first half of 2006. Prior to starting construction, the customer needs to secure financing and numerous permits and approvals are required. As of May 2005, the customer had received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed   In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Bardon makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Bardon products in August 2004. All of our revenue in 2004 relates to the Bardon dealership.

We incurred total expenses of $10,449 in December 2003, consisting principally of professional fees ($5,000) and expenses paid to officers and consultants. We satisfied certain obligations to our past and present officers our consultants and counsel by the issuance of 31,209,900 shares of our common stock. The issuance of these shares was recorded at par value.

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

*

competition from entities that are much more established and have greater financial and technical resources than do we;

*

need  to develop infrastructure;

*

ability to access and obtain capital when required; and

*

dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that we will ever be able to commence revenue generating activities. Furthermore, we believe that it is possible that we will incur operating losses and negative cash flow for the foreseeable future.

We have no financial resources, and our auditors’ report states that there is substantial doubt about our ability to continue as a going concern.

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

We have contracts to construct nine homes. We have never been engaged in home building, and our sole employee has no meaningful experience in the area of home building. We will be totally reliant on the skills of independent contractors to complete much of the required work. We can give no assurances that the independent contractors will be successful in completing the work or that the required work will be performed in a profitable manner. If the work is not completed on time in a profitable manner, we lack the resources to correct material problems. If problems do arise that require the expenditure of additional funds, that requirement may require us to cease operations.

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

We are authorized to issue up to 200,000,000 shares of common stock, par value $.001 per share.  Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares (167,790,000).  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company.

We will be heavily dependent on the services of Roy Dalene and Frank Dalene.

Our business strategy is completely dependent upon the knowledge and business contacts of Roy Dalene, our president and Frank Dalene, our vice president and chief financial officer each of whom assumed their positions in December 2003. If we were to lose the services of Roy and/or Frank Dalene, it is unlikely that we would be able to implement our business plan of constructing homes even if some financing is obtained.

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

The trading price of our common stock is likely to be subject to significant fluctuations

There can be no assurance as to the prices at which our common stock will trade, if any trading market develops at all.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would otherwise be expected for a fully distributed issue.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including:

•

the depth and liquidity of the market for our common stock,

•

developments affecting the business of Hamptons Luxury Homes generally and the impact of those factors referred to below in particular,

•

investor perception of Hamptons Luxury Homes, and

•

general economic and market conditions.

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

All 32,210,000 outstanding shares of common stock held by present stockholders, 30,000,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. Of the restricted shares, 1,000,100 were issued in 1997 and the remainder were issued in December 2003.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock  The alternative average weekly trading volume during the four calendar weeks prior to the sale will not be available to our shareholders being that the OTCBB (if and when we are listed for trading) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. In our case this 2 year (Rule 144K) holding period currently applies to 210,000 shares of our common stock and will apply to a further 2,000,000 shares on December 11, 2005. A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

•

the basis on which the broker or dealer made the suitability determination, and

•

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

•

any business opportunities that they may become aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other businesses with which they are affiliated) would be presented by them solely to us;

•

any business opportunities disclosed to them by the management of other businesses with which they are associated would not be presented by them to us, unless and until the other business passed upon and approved such referral: and

•

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

For all of the foregoing reasons and others set forth herein, an investment in Hamptons Luxury Homes. Inc.’s securities involve a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-QSB.

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

ITEM III.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Uses of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8–K

No reports on Form 8-K

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamptons Luxury Homes, Inc.

(Registrant)

_/s/_Roy Dalene

By:

Roy Dalene

President

August 3, 2005