Form 10QSB/A
period 2003-06-30
HAMPTONS LUXURY HOMES INC
filed 2005-08-10
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2003

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

(631) 537-160 (Issuer's telephone number)

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

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC

(formerly Southampton Partners, Inc.)

Balance Sheet

June 30, 2003

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

HAMPTONS LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Statements of Operations

Six Months Ended June 30, 2003 and 2002

(unaudited)

	2003	2002

Revenue	$ -	$ -

General and administrative	-	-

Net income	$ -	$ -

Basic and diluted income per share	$ .00	$ .00
Weighted average number of common shares outstanding	1,000,100	1,000,100

The accompanying notes are an integral part of these financial statements.

HAMPTONS LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Statements of Operations

Three Months Ended June 30, 2003 and 2002

(unaudited)

	2003	2002

Revenue	$ -	$ -

General and administrative	-	-

Net income	$ -	$ -

Basic and diluted income per share	$ .00	$ .00
Weighted average number of common shares outstanding	1,000,100	1,000,100

The accompanying notes are an integral part of these financial statements.

HAMPTONS LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

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

For the year ended December 31, 2002 and the six months ended June 30, 2003, the Company remained inactive.

The following information which would otherwise not appear in this Form 10-QSB had it been timely filed, is furnished solely to provide a summarized update as to events occurring subsequent to June 30, 2003.

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

In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–QSB and Item 310 of Regulation S–B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10–KSB.

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

NOTE 2 -- GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  The Company has entered into contracts to build nine homes for an aggregate price of $2,125,000 and will engage an independent contractor to supervise such construction. However, the Company has no construction experience, and there are no assurances that the contracts can be completed profitably. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.  If the Company is unable to complete existing contracts profitably and then obtain additional contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Operations

For the year ended December 31, 2002 and the six months ended June 30, 2003, the Company remained inactive.

The following information which would otherwise not appear in this Form 10-QSB had it been timely filed, is furnished solely to provide a summarized update as to events occurring subsequent to June 30, 2003.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Uses of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8–K

No reports on Form 8-K

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamptons Luxury Homes, Inc.

(Registrant)

_/s/_ Roy Dalene

By:

Roy Dalene

President

August 3, 2005