Form 10QSB/A
period 2003-09-30
HAMPTONS LUXURY HOMES INC
filed 2005-08-10
CIK 1034674

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

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC

(formerly Southampton Partners, Inc.)

Balance Sheet

September 30, 2003

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

Nine Months Ended September 30, 2003 and 2002

(unaudited)

	2003	2002

Revenue	$ -	$ -

General and administrative	-	-

Net income	$ -	$ -

Basic and diluted income per share	$ .00	$ .00
Weighted average number of common shares outstanding	1,000,100	1,000,100

The accompanying notes are an integral part of these financial statements.

HAMPTONS LUXURY HOMES, INC.

(formerly Southampton Partners, Inc.)

Statements of Operations

Three Months Ended September 30, 2003 and 2002

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

For the year ended December 31, 2002 and the nine months ended September 30, 2003, the Company remained inactive.

The following information which would otherwise not appear in this Form 10-QSB had it been timely filed, is furnished solely to provide a summarized update as to events occurring subsequent to September 30, 2003.

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

Operations

For the year ended December 31, 2002 and the nine months ended September 30, 2003, the Company remained inactive.

The following information which would otherwise not appear in this Form 10-QSB had it been timely filed, is furnished solely to provide a summarized update as to events occurring subsequent to September 30, 2003.

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