Form 10KSB
period 2003-12-31
HAMPTONS LUXURY HOMES INC
filed 2005-09-13
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-49993

HAMPTONS LUXURY HOMES, INC.

(Name of Small Business Issuer in its Charter)

Delaware	11-3320705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 871
367 Butter Lane Bridgehampton, New York	11932
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 631- 537-1600

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes       No _X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer’s revenues for its most recent year: $29,530 as of December 31, 2004.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of June 30, 2005 is 32,210,000 shares, all of one class, $.0001 par value per share.  Of this number, 2,210,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 2,210,000 shares held by non-affiliates, based upon the book value as of December 31, 2004 is $1,073.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________ No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

[  ] Yes  [  ] No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report statement on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We are attempting to become current with respect to our reporting requirements under the Securities Exchange Act of 1934, as amended (the "34 Act"), so that we may have the opportunity to seek to have our securities publicly listed for trading on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD").

Item 1 – DESCRIPTION OF BUSINESS

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

For the years ended December 31, 2001 and 2002, we were inactive with no revenues whatsoever.

The following information which would otherwise not appear in this Form 10-KSB had it been timely filed, is provided solely to provide a summarized update as to events occurring passed December 31, 2003.

We remained inactive until December 2003 at which time we entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000.  We intend to use an outside contractor affiliated with our president and chief financial officer to assist in the supervision of the construction. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed late in the third quarter of 2006. Prior to starting construction, the customer needs to secure financing and numerous permits and approvals. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process is underway. We will receive payments for work as performed.

 In December 2003, we hired a president, Roy Dalene, and chief financial officer, Frank Dalene, both of whom have had significant experience in the construction industry and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts. In 2005 we entered into several contracts to manage the construction of homes.

We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays.

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

Item 2 – DESCRIPTION OF PROPERTY

We operate out of office space provided by our president and chief financial officer at no cost to us. No lease agreement exists.

Item 3 -- LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5 -- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

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

General Market Risks

There is no public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond its control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by is or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

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

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities.  The 32,210,000 shares of common stock are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 200,000,000 authorized shares of common stock of which 32,210,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 167,790,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Operations

For the years ended December 31, 2001 and 2002 we were inactive with no revenues whatsoever and remained inactive until December 2003. The following information which would otherwise not appear in this Form 10-KSB had it been timely filed, is provided solely to provide a summarized update as to events occurring passed December 31, 2003.

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into management contracts to supervise construction projects and have hired officers who are experienced in the construction industry and will engage an independent contractor to assist in the supervision of such construction. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays.  As a company, we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the third quarter of 2006. Prior to starting construction, the customer needs to secure financing and numerous permits and approvals are required. As of May 2005, the customer had received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed   In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry (see Part III, Item 9) and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts.

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

We incurred total expenses of $12,449 in December 2003, consisting principally of professional fees ($5,000), the application fee to Barden ($2,000), and expenses paid to officers and consultants. We satisfied certain obligations to our past and present officers, our consultants and counsel by the issuance of 31,209,900 shares of our common stock. The issuance of these shares was recorded at fair value.

We are subject to the reporting requirements of the Exchange Act of '34.  As a result, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations, acquire land and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts.

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

We are authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share.  Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares (167,790,000).  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company.

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

Substantially all of our construction contracts are with a very limited number of  customers.

We currently have contracts to build nine homes for an aggregate sales price of $2,125,000 and contracts to manage the construction of homes. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. If there are delays affecting any project, it will adversely affect a material portion of our existing business.

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

Of the 32,210,000 outstanding shares of common stock held by present stockholders, 30,000,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. Of the restricted shares, 1,000,100 were issued in 1997 and the remainder were issued in December 2003.

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

For all of the foregoing reasons and others set forth herein, an investment in Hamptons Luxury Homes, Inc.’s securities involve a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Liquidity

The Company has no committed source of debt or equity capital.

On April 29, 2005, the Company, together with another entity controlled by the Company’s President and CFO, entered into an agreement with Chanin Capital L.L.C (“Chanin”) under which Chanin agreed to seek out possible investments funds in the form of: (i) common stock, convertible preferred stock, convertible debt securities, preferred stock, equity-linked securities, equity or equity-linked joint ventures or other equity or equity-linked arrangements, including, without limitation, debt securities (as distinguished from bank debt) with warrants; or (ii) secured or unsecured loans or lines of credit. Chanin is entitled to receive a fee ranging from 1% to 6% of amounts raised. Chanin received a fee of $50,000 concurrent with executing the Agreement which was paid by the other entity controlled by the Company’s President and CFO. There are no assurances that any investment funds will be raised in connection with this Agreement.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2006, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

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

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 24.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 20, 2005, the Board of Directors of Hamptons Luxury Homes, Inc., dismissed Sherb & Co., LLP (“Sherb”) as the Company’s independent registered public accounting firm, effective immediately.

           Sherb’s reports on the Company’s financial statements as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the period from January 13, 2005, the date that the Company engaged Sherb, through July 20, 2005, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Company’s audited periods nor through July 20, 2005.

The Company has engaged Most & Company, LLP (“Mostco”) to serve as its independent public accounting firm. During the two years ended December 31, 2004 and through the date hereof, neither the Company nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor has Mostco provided to the Company a written report or oral advice regarding such principles or audit opinion.

Item 8A -- CONTROLS AND PROCEDURES

Messrs. Roy and Frank Dalene currently serve as our chief executive officer and our chief financial officer, respectively (collectively, the "Certifying Officers") and are responsible for establishing and maintaining disclosure controls and procedures for us.  They have  concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Form 10-KSB is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B – OTHER INFORMATION

None

PART III

Item 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers and directors are as follows:

Name	Age	Title

Roy Dalene	46	President, CEO and chairman of the Board of Directors
Frank Dalene	50	Vice President, Treasurer, chief financial officer and director

Roy Dalene – assumed each of his positions in December 2003. He is also a senior vice president and co-founder of Telemark, Inc. (which was founded in 1978 as Telemark Construction), a group of affiliated construction companies based in Bridgehampton, NY which will serve as our primary subcontractor on our homebuilding contracts. Prior thereto, he was employed by Bechtel Power Corporation. He served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He is active in many civic and philanthropic endeavors and served as a judge for the ARDA Custom Home of the Year Award. Mr. Dalene received his Bachelor of Science degree in civil engineering from Polytechnic Institute of New York.

Frank Dalene – assumed each of his positions in December 2003. He is president and a co-founder of Telemark, Inc. (which was founded in 1978 as Telemark Construction), a group of affiliated construction companies based in Bridgehampton, NY which will serve as our primary subcontractor on our homebuilding contracts. He is active in professional and civic affairs and has served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He served as an Advisory Board member for The American Council of Construction Consultants, Co-Chair of the Education Committee of the Long Island Builders Institute. He currently serves on the Business Advisory Council of the National Republican Congressional Committee. Mr. Dalene also serves on the Board of Directors of the Long Island Builders Institute, served on the Board of the New York State Builders Association and the National Association of Home Builders. He is a member of the Long Island Builders Institute, New York State Builders Association, National Association of Home Builders, and International Who's Who of Professionals. Mr. Dalene, who is the brother of Roy Dalene, received his Bachelor of Arts Degree from Nyack College.

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

Conflicts of Interest

See Risk Factor entitled “There are significant potential conflicts of interest”.

Item 10 -- Executive Compensation

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of June 30, 2005 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class[3]

Roy Dalene	10,000,000[3]	31.05
Frank Dalene	10,000,000[3]	31.05
Robert A. Wilson	10,000,000[34]	31.05
Officers and Directors as a group ( 2 members)	20,000,000[3]	62.09

1.

The address for each person is P.O. Box 871, 367 Butter Lane, Bridgehampton, NY 11932.

2.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

3.

Roy Dalene and Frank Dalene each received 10,000,000 shares in December 2003 in satisfaction of amounts due to them for services rendered. Mr. Wilson, who had been president and a director until December 2003, at which time he resigned both positions, received 9,209,900 shares in December 2003 for services previously rendered.

4.

Mr. Wilson has agreed to waive all voting rights with respect to the 10,000,000 shares held by him so long as those shares are in his name and so long as those shares bear a restricted legend.  Mr. Wilson has also agreed that in the event he desires to sell all or any portion of the restricted Company shares owned by him, that a condition of such sale would require any purchasers to similarly forego any voting rights so long as such shares bear a restricted legend.

The Company and Mr. Wilson have agreed that all provisions relating to “non-voting” as described above, shall no longer be applicable with respect to all or a portion of such shares that are subsequently sold by Mr. Wilson (or sold by any person who acquired all or a portion of the 10,000,000 shares currently owned by Mr. Wilson from Mr. Wilson with restricted legend) in accordance with a Registration Statement or applicable exemption whereby the purchaser would receive non-legended securities.

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

•

the transaction is approved by the board of directors before the time the interested stockholder attained that status;

•

upon the closing of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

•

at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

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

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers, or

•

held of record by not less than 2,000 holders.

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

Inspection Rights. Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

•

the articles of incorporation, and all amendments thereto,

•

bylaws and all amendments thereto; and

•

a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None, except as indicated in Part I, Item 2 as relates to the Company’s office space. In addition, Frank Dalene and Roy Dalene agreed to accept an aggregate of 20,000,000 shares of common stock in December 2003 in consideration for amounts due to them for services rendered.

PART IV

Item 13 --  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

a.

Exhibits

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002 – Chief Financial Officer

Item 14 -- Principal Accountant Fees and Services

All fees relating to our principal accountant ($5,000) pertained to assurance services and EDGARIZATION of filings. The accounting firm performed no tax or consulting services for us.

**********

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Roy Dalene

ROY DALENE

Title: President

Date:

September 13, 2005

/s/ Frank Dalene

FRANK DALENE

Title: Chief Financial Officer

Date:

September 13, 2005

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

23

BALANCE SHEET

24

STATEMENTS OF OPERATIONS

25

STATEMENT OF STOCKHOLDERS’ DEFICIT

26

STATEMENTS OF CASH FLOWS

27

NOTES TO FINANCIAL STATEMENTS

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hamptons Luxury Homes, Inc.

Bridgehampton, NY

We have audited the accompanying balance sheet of Hamptons Luxury Homes, Inc. (Company) as of December 31, 2003 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Hamptons Luxury Homes, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had no revenues to date and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                /s/ Most & Company, LLP

New York, New York

August 18, 2005

HAMPTONS LUXURY HOMES, INC

Balance Sheet

December 31, 2003

ASSETS

CURRENT ASSETS:

Cash	$ 3,188
Prepaid expenses	3,000

Total Current Assets	6,188

Deferred project costs	500

TOTAL ASSETS	$ 6,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Advances from customer	$ 11,016
Accrued expenses	5,000

Total Current Liabilities	16,016

STOCKHOLDERS’ DEFICIT

Common stock at $0.0001 par value; authorized 200,000,000
shares; issued and outstanding 32,210,000 shares	3,221
Additional paid-in capital	34,40
Deferred compensation	(19,800)
Accumulated deficit	(27,149)

Stockholders’ Deficit	(9,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,688

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Years Ended December 31, 2003 and 2002

	2003	2002

Revenue	$ -	$ -

General and administrative	12,449	-

Net loss	$ (12,449)	$ -

Basic and diluted loss per share	$ .(01)	$ .00
Weighted average number of common shares outstanding	2,300,513	1,000,100

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deferred Compensation	Accumulated deficit	Total
	Shares	Amount

Balance, January 1, 2002	1,000,100	$ 100	$ 14,600	$ -	$ (14,700)	$ -

Net loss for year ended December 31, 2002	-	-	-	-	-	-

Balance, December 31, 2002	1,000,100	100	14,600	-	(14,700)	-

Issuance of shares in December 2003	31,209,900	3,121	19,800	(19,800)	-	3,121

Net loss for year ended December 31, 2003	-	-	-	-	(12,449)	(12,449)

Balance, December 31, 2003	32,210,000	$ 3,221	$ 34,400	$(19,800)	$ (27,149)	$(9,328)

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
OPERATING ACTIVITIES:
Net loss	$ (12,449)	$ -
Adjustment to reconcile net loss to cash
used in operating activities
Stock based compensation	3,121
Changes in assets and liabilities
Increase in accrued expenses	5,000
Increase in prepaid expenses	(3,000)	-
Increase in deferred project costs	(500)	-

Net Cash Used in Operating Activities	(7,828)	-

FINANCING ACTIVITIES:
Increase in advances from customer	11,016	-

INCREASE IN CASH	3,188	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$ 3,188	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

See notes to financial statements

HAMPTON’S LUXURY HOMES, INC.

NOTES TO FINANCIAL STATEMENTS

1.

ORGANIZATION AND OPERATIONS

Hamptons Luxury Homes, Inc. (Company)  was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and, in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc. The Company was inactive from January 2002 until December 2003. In December 2003, the Company commenced operations as a builder of single family homes, a provider of administrative construction services  and a distributor of building materials in the Hamptons area of Long Island, New York.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

 Stock-Based Compensation

Compensation costs for common stock issued for services were based on the fair value method. Fair value was based on the value of the common stock for officers and a former officer and on the fair value of the services provided for nonemployees.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

Financial Instruments

The carrying amounts of financial instruments, including cash, accrued expenses and advances from customer, approximate their fair values because of their relatively short maturities.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Net Loss Per Common Share

Basic net loss per share was computed by dividing the net loss for the year by the basic weighted average number of shares outstanding during the year.

  New Accounting Pronouncements

The Financial Accounting Standards Board has revised the accounting for stock based payments. SFAS No. 123R will be effective for the fiscal year ending December 31, 2006. The Company has not yet determined what the impact will be, if any, on their financial statements.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended December 31, 2006, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2003, the Company had negative working capital of $9,828, accumulated stockholders’ deficit of $9,328 and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has subsequently entered into various agreements to commence operations and provide revenues (Notes 7 and 8)

4.

STOCKHOLDERS’ DEFICIT

Common Stock

In December 2003, prior to commencing operations, the Company issued 10,000,000 shares of common stock to each of two new stockholders and 9,209,900 shares of common stock to another stockholder of the Company, which were valued at $.0001, per share. These shares were valued at par value as the Company was inactive and had no net assets.

In December 2003, the Company issued 1,000,000 shares of common stock each to a financial consultant and securities counsel for services to be rendered during 2004 and 2005. These shares were  valued at $.01, per share, the value of the services to be rendered.

5.

INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of $32,449 available to reduce future Federal taxable income through 2023, subject to possible limitations due to changes in ownership.

As of December 31, 2003,  deferred tax assets consisted of the following:

Net operating loss	$13,000
Compensation	(8,000)
Valuation allowance	(5,000)
-

For the years ended December 30, 2003 and 2002, deferred income taxes consisted of the following:

	2003	2002
Net operating loss	($13,000)	$ -
Compensation	8,000	-
Valuation allowance	5,000	-

	$ -	$ -

For the years ended December 30, 2003 and 2002, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2003	2002

Expected Federal income tax (benefit)	($4,000)	$ -
State income tax (benefit)	(1,000)	-
Change in valuation allowance	5,000	-

	-	-

6.

CONSTRUCTION AGREEMENTS

In December 2003, the Company entered into agreements to build nine homes for an aggregate price of $2,125,000. Construction of these homes is not expected to start until late 2005, upon the customer (owner) obtaining financing and permits/ approvals, and be completed in the third quarter of 2006. These agreements provide for progress payments during the construction period.

In December 2003, the Company received an advance from the customer of $11,016 to be utilized for planning costs. The advance has no interest and has no repayment terms, but is expected to applied against amounts due under agreement.

7.

DEALER AGREEMENT

In December 2003, the Company entered in to an agreement to become a dealer of building materials, from flooring and roofing materials to internal trim. The company will earn a rebate of 15% of customer net purchases, plus an additional 1% for co-op advertising.

8.

SUBSEQUENT EVENTS

In March 2005, the Company formed a wholly-owned subsidiary, DWD Construction Services, Inc. (DWD).

In April 2005, the Company entered into an agreement to assist with private placement financing in exchange for $50,000, payable upon signing and creditable against the total fee of 1% to 6%, depending upon the type of financing entered into within six months. The $50,000 was provided by a related party.

In April and June 2005, DWD entered into two agreements to provide administration construction services in exchange for a fee equal to 15% of the total construction costs, payable monthly, for an aggregate fee of approximately $225,000. These homes are expected to be completed late in the third quarter of 2006.

In July 2005, the Company entered into a financial consulting agreement through July 2006 in exchange for a $15,000 nonrefundable fee payable in cash, and 350,000 shares of common stock payable half in January 2006 and the balance in July 2006.