Form 10QSB
period 2004-03-31
HAMPTONS LUXURY HOMES INC
filed 2005-09-13
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2004

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

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC.

Balance Sheet

March 31, 2004

(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$ 816
Prepaid expenses	3,000

Total Current Assets	3,816

Deferred project costs	1,850

TOTAL ASSETS	$ 5,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Advances from customer	$ 11,016
Accrued expenses	5,000

Total Current Liabilities	16,016

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; authorized 200,000,000
shares; shares issued and outstanding 32,210,000	3,221
Additional paid-in capital	34,400
Deferred compensation	(17,325)
Accumulated deficit	(30,646)

Total Stockholders’ Deficit	(10,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,666

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Three Months Ended March 31, 2004 and 2003

(unaudited)

	2004	2003

Revenue	$ -	$ -

General and administrative	3,497	-

Net loss	$ (3,497)	$ -

Basic and diluted loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	32,210,000	1,000,100

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$ (3,497)	$ -
Adjustment to reconcile net loss to cash
used in operating activities
Amortization of deferred compensation	2,475	-
Changes in assets and liabilities
Increase in deferred project costs	(1,350)	-

Net Cash Used In Operating Activities	(2,372)	-

DECREASE IN CASH	(2,372)	-
CASH AT BEGINNING OF PERIOD	3,188	-
CASH AT END OF PERIOD	$ 816	$ -

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

Hamptons Luxury Homes, Inc. (Company)  was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc. The Company was inactive from January 2002 until December 2003. In December 2003, the Company commenced operations as a builder of single family homes, a provider of administrative construction services  and a distributor of building materials in the Hamptons area of Long Island, New York.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–QSB and Item 310 of Regulation S–B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB, as of December 31, 2003.

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

The Company has subsequently entered into various agreements to commence operations and provide revenues.

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

Operations

We were inactive for the five years prior to December 2003 with no revenues whatsoever. The following information, which would otherwise not appear in this quarterly report on Form 10-QSB had it been timely filed, is provided solely to provide a summarized update as to events occurring subsequent to March 31, 2004 but prior to the filing date.

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to provide administrative construction services. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the third quarter of 2006. Prior to starting construction, the customer will need to secure financing and numerous permits and approvals are required. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received an advance from the customer of $11,016 in December 2003 to cover our upfront and planning costs of the project and will receive progress payments for work as performed.

In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry and also are affiliated with the Company that will be our primary subcontractor for building the homes covered by existing contracts.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 and the three months ended March 31, 2005 relates to the Barden dealership

We are subject to the reporting requirements of the '34 Act.  As a result, we will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses, including annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use equity to settle obligations, acquire land and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts.

Risk Factors

We are an early stage company with minimal operating history.

We have never generated significant revenues and have no significant assets. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Our future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

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

We have contracts to construct nine homes and provide administrative construction services for other construction projects. As a company, we have never been engaged in home building. Although our current management team has experience in the construction industry, we will be heavily reliant on subcontractors to complete much of the required work. We can give no assurances that the subcontractors will be successful in completing the work or that the required work will be performed in a profitable manner. If the work is not completed on time in a profitable manner, we lack the resources to correct material problems. If problems do arise that require the expenditure of additional funds, that requirement may require us to cease operations.

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

Our board of directors is authorized to issue substantial additional shares of stock, which would dilute the ownership of stockholders.

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

Our business strategy is completely dependent upon the knowledge and business contacts of Roy Dalene, our president, and Frank Dalene, our vice president and chief financial officer, each of whom assumed their positions with us in December 2003. If we were to lose the services of Roy and/or Frank Dalene, it is unlikely that we would be able to implement our business plan of constructing homes even if some financing is obtained.

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

Substantially all of our construction contracts are with a limited number of customers.

We currently have contracts to build nine homes for an aggregate sales price of $2,125,000 and contracts to provide administrative construction services for home building of others. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. If there are delays affecting any project, it will adversely affect a material portion of our existing business.

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

For all of the foregoing reasons and others set forth herein, an investment in Hamptons Luxury Homes securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors in this Form 10-QSB.

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

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is don throughout the remainder of the year.

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

/s/_Roy Dalene

By:

Roy Dalene

President

September 12, 2005