Form 10QSB
period 2004-06-30
HAMPTONS LUXURY HOMES INC
filed 2005-09-13
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2004

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

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC.

Balance Sheet

June 30, 2004

(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$ 669
Prepaid expenses	3,000

Total Current Assets	3,669

Deferred project costs	1,850

TOTAL ASSETS	$ 5,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Advances from customer	$ 11,016
Accrued expenses	5,000

Total Current Liabilities	16,016

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; authorized 200,000,000
shares; 32,210,000 shares issued and outstanding	3,221
Additional paid-in capital	34,400
Deferred compensation	(14,850)
Accumulated deficit	(33,268)

Total Stockholders’ Deficit	(10,497)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,519

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Six Months Ended June 30, 2004 and 2003

(unaudited)

	2004	2003

Revenue	$ -	$ -

General and administrative	6,119	-

Net loss	$ (6,119)	$ -

Basic and diluted loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	32,210,000	1,000,100

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Three Months Ended June 30, 2004 and 2003

(unaudited)

	2004	2003

Revenue	$ -	$ -

General and administrative	2,622	-

Net loss	$ (2,622)	$ -

Basic and diluted loss per share	$ (.00)	$(.00)
Weighted average number of common shares outstanding	32,210,000	1,000,100

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$ (6,119)	$ -
Adjustment to reconcile net loss to cash
used in operating activities
Amortization of deferred compensation	4,950
Changes in assets and liabilities
Increase in deferred project costs	(1,350)	-

Net Cash Used in Operating Activities	(2,519)	-

DECREASE IN CASH	(2,519)	-

CASH AT BEGINNING OF PERIOD	3,188	-
CASH AT END OF PERIOD	$ 669	$ -

See notes to financial statements.

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

Operations

We were inactive for the five years prior to December 2003 with no revenues whatsoever. The following information, which would otherwise not appear in this quarterly report on Form 10-QSB had it been timely filed, is provided solely to provide a summarized update as to events occurring subsequent to June 30, 2004 but prior to the filing date.

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

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 and for the three months ended March 31, 2005 relates to the Barden dealership.

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

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2006, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

September 12, 2005