Form 10QSB
period 2004-09-30
HAMPTONS LUXURY HOMES INC
filed 2005-09-13
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2004

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

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC.

Balance Sheet

September 30, 2004

(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$ 11,402
Prepaid expenses	3,000

Total Current Assets	14,402

Deferred project costs	2,350

TOTAL ASSETS	$ 16,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Advances from customer	$ 11,016
Accrued expenses	7,007

Total Current Liabilities	18,023

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; authorized 200,000,000
shares; shares issued and outstanding 32,210,000	3,221
Additional paid-in capital	34,400
Deferred compensation	(12,375)
Accumulated deficit	(26,517)

Total Stockholders’ Deficit	(1,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 16,752

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Nine Months Ended September 30, 2004 and 2003

(unaudited)

	2004	2003

Revenue	$ 9,256	$ -

General and administrative	8,624	-

Net income	$ 632	$ -

Basic and diluted income per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	32,210,000	1,000,100

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Three Months Ended September 30, 2004 and 2003

(unaudited)

	2004	2003

Revenue	$ 9,256	$ -

General and administrative	2,505	-

Net income	$ 6,751	$ -

Basic and diluted income per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	32,210,000	1,000,100

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income	$ 632	$ -
Adjustment to reconcile net income to cash
provided by operating activities
Amortization of deferred compensation	7,425
Changes in assets and liabilities
Increase in accrued expenses	2,007
Increase in deferred project costs	(1,850)	-

Net Cash Provided by Operating Activities	8,214	-

INCREASE IN CASH	8,214	-

CASH AT BEGINNING OF PERIOD	3,188	-
CASH AT END OF PERIOD	$ 11,402	$ -

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

Operations

We were inactive for the five years prior to December 2003 with no revenues whatsoever. The following information, which would otherwise not appear in this quarterly report on Form 10-QSB had it been timely filed, is provided solely to provide a summarized update as to events occurring subsequent to September 30, 2004 but prior to the filing date.

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to provide administrative construction services. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the third quarter of 2006. Prior to starting construction, the customer will need to secure financing and numerous permits and approvals are required. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received an advance from the customer t of $11,016 in December 2003 to cover our upfront and planning costs of the project and will receive progress payments for work as performed.

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

Substantially all of our construction contracts are with a a limited number of customers.

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