Form 10KSB
period 2004-12-31
HAMPTONS LUXURY HOMES INC
filed 2005-09-13
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The following information which would otherwise not appear in this Form 10-KSB had it been timely filed, is provided solely to provide a summarized update as to events occurring passed December 31, 2004 but prior to filing this annual report on Form 10-K.

We remained substantially inactive until December 2003 at which time we entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000. We intend to use an outside contractor affiliated with our president and chief financial officer to assist in the supervision of the construction. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the third quarter of 2006. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process is underway. We will receive payments for work as performed.

In December 2003, we hired a president, Roy Dalene, and chief financial officer, Frank Dalene, both of whom have had significant experience in the construction industry and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts. In 2005 we entered into contracts to manage the construction of homes.

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

We have 200,000,000 authorized shares of common stock, of which 32,210,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 167,790,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

See also Risk Factors entitled “Rule 144 Sales” and “Blue Sky Considerations” directly below.

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

Operations

For the years ended December 31, 2001 and 2002 we were inactive with no revenues whatsoever and remained inactive until December 2003. The following information, which would otherwise not appear in this annual report on Form 10-KSB had it been timely filed, is provided solely to provide a summarized update as to events occurring subsequent to December 31, 2004 but prior to the filing date.

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to provide administrative construction services. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the third quarter of 2006. Prior to starting construction, the customer will need to secure financing and numerous permits and approvals are required. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received an advance from the customer of $11,016 in December 2003 to cover our upfront and planning costs of the project and will receive progress payments for work as performed

In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry and also (see Part III, Item 9) are affiliated with the Company that will be our primary subcontractor for building the homes covered by existing contracts.

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

In February 2005, we entered into agreements to provide administrative construction services of homes of others. The homes are expected to be completed in a period ranging from late 2005 through the third quarter of 2006. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays.

We incurred total expenses of $16,460 in 2004, consisting principally of professional fees ($5,000). We incurred total expenses of $10,449 in 2003, consisting principally of professional fees ($5,000) and expenses paid to officers and consultants.

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

For all of the foregoing reasons and others set forth herein, an investment in Hamptons Luxury Homes. Inc.’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

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

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 20.

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

Item 10 -- Executive Compensation

No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

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

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

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

Shareholder Matters

As a Delaware corporation, we are subject to the Delaware Revised Statutes ("DRS" or "Delaware law"). Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interest.

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

 None.

Item 13 --  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

/s/ Roy Dalene

ROY DALENE

Title: President

Date:

September 12, 2005

/s/ Frank Dalene

FRANK DALENE

Title: Chief Financial Officer

Date:

September 12, 2005

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

21

BALANCE SHEET

22

STATEMENTS OF OPERATIONS

23

STATEMENTS OF CASH FLOWS

24

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

25

NOTES TO FINANCIAL STATEMENTS

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hamptons Luxury Homes, Inc.

Bridgehampton, NY

We have audited the accompanying balance sheet of Hamptons Luxury Homes, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamptons Luxury Homes, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no significant operating revenues to date and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                  /s/ Most & Company, LLP

New York, New York

September 9, 2005

HAMPTONS LUXURY HOMES, INC

Balance Sheet

December 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 20,327
Deferred project costs	9,331

TOTAL ASSETS	$ 29,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Advances from customer	$ 11,016
Accrued expenses	5,000

Total Current Liabilities	16,016

STOCKHOLDERS’ DEFICIT

Common stock at $0.0001 par value; authorized 200,000,000
shares; issued and outstanding 32,210,000 shares	3,221
Additional paid-in capital	34,400
Deferred compensation	(9,900)
Accumulated deficit	(14,079)

Total Stockholders’ Equity	13,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 29,658

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Years Ended December 31, 2004 and 2003

	2004	2003

Revenue	$ 29,530	$ -

General and administrative	16,460	12,449

Net income (loss)	$ 13,070	$ (12,449)

Basic and diluted income (loss) per share	$ .00	$ .(01)
Weighted average number of common shares outstanding	32,210,000	2,300,513

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statement of Stockholders’ Equity (Deficit)

	Common stock		Additional Paid-in Capital	Deferred Compensation	Accumulated deficit	Total
	Shares	Amount

Balance, January 1, 2003	1,000,100	$ 100	$ 14,600	$ -	$ (14,700)	$ -

Issuance of shares in December 2003	31,209,900	3,121	19,800	(19,800)	-	3,121

Net loss for year ended December 31, 2003	-	-	-	-	(12,449)	(12,449)

Balance, December 31, 2003	32,210,000	3,221	34,400	(19,800)	(27,149)	(9,328)

Amortization of deferred compensation	-	-	-	9,900	-	9,900

Net income for year ended December 31, 2004	-	-	-	-	13,070	13,070

Balance, December 31, 2004	32,210,000	$ 3,221	$ 34,400	$(9,900)	$ (14,079)	$13,642

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$ 13,070	$ (12,449)
Adjustment to reconcile net income (loss) to cash
provided by (used in) operating activities
Stock based compensation	-	3,121
Amortization of deferred compensation	9,900
Changes in assets and liabilities
Increase in accrued expenses	-	5,000
(Increase) decrease in prepaid expenses	3,000	(3,000)
Increase in deferred project costs	(8,831)	(500)

Net Cash Provided by (Used in) Operating Activities	17,139	(7,828)

FINANCING ACTIVITIES:
Increase in advances from customer	-	11,016
Net Cash Provided by Financing Activities	-	11,016

INCREASE IN CASH	17,139	3,188
CASH AT BEGINNING OF YEAR	3,188	-
CASH AT END OF YEAR	$ 20,327	$ 3,188

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION

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

Financial Instruments

The carrying amounts of financial instruments, including cash, prepaid expenses, accrued expenses and advances from customer, approximate their fair values because of their relatively short maturities.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding during the period.

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

Revenue Recognition

The Company recognizes revenue on rebates during the period the rebates are earned.

3.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2004, the Company had limited working capital, an accumulated stockholders’ deficit of $14,079 and has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has subsequently entered into various agreements to commence operations and provide revenues (Notes 7 and 9)

4.       STOCKHOLDERS’ EQUITY

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

5.

INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $10,000 available to reduce future Federal taxable income through 2023, subject to possible limitations due to changes in ownership.

As of December 31, 2004, deferred tax assets consisted of the following:

Net operating loss	$ 4,000
Compensation	(4,000)
$ -

For the years ended December 30, 2004 and 2003, deferred income taxes consisted of the following:

	2004	2003
Net operating loss	($9,000)	($13,000)
Compensation	4,000	8,000
Valuation allowance	5,000	5,000

	$ -	$ -

For the years ended December 30, 2004 and 2003, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2004	2003

Expected Federal income tax (benefit)	$4,500	($4,000)
State income tax (benefit)	500	(1,000)
Change in valuation allowance	(5,000)	5,000

	$ -	$ -

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

In December 2004, the Company received an advance from the developer of $11,016 to be utilized for planning costs.

7.

DEALER AGREEMENT

In December 2003, the Company entered in to an agreement to become a dealer of building materials, from flooring and roofing materials to internal trim. The company will earn a rebate of 15% of customer net purchases, plus an additional 1% for co-op advertising.

8.

RELATED PARTY TRANSACTION

The Company is provided office space by the officers of the Company, without cost.

9.

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