Form 10QSB/A
period 2005-03-31
HAMPTONS LUXURY HOMES INC
filed 2005-09-15
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,210,000 shares of Common Stock, as of July 18, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ] .

HAMPTONS LUXURY HOMES, INC.

HAMPTON’S LUXURY HOMES, INC.

Balance Sheet

March 31, 2005

(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 31,479
Deferred project costs	9,797
Total Current Assets	41,276

TOTAL ASSETS	$ 41,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Advances from customer	$ 11,016
Accrued expenses	6,100
Total Current Liabilities	17,116

STOCKHOLDERS’ EQUITY:

Common stock $0.0001 par value; authorized 200,000,000
shares; shares issued and outstanding 32,210,000	3,221
Additional paid-in capital	34,400
Deferred compensation	(7,425)
Accumulated deficit	(6,036)

Total Stockholders’ Equity	24,160

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 41,276

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Operations

Three Months Ended March 31, 2005 and 2004

(unaudited)

	2005	2004

Revenue	$ 12,993	$ -

Operating expenses	4,950	3,497

Net income (loss)	$ 8,043	$ (3,497)

Basic and diluted income (loss) per share	$ .00	$ (.00)
Weighted average number of common shares outstanding	32,210,000	32,210,000

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$ 8,043	$ (3,497)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of deferred compensation	2,475	2,475
Changes in assets and liabilities
Increase in accrued expenses	1,100
Increase in deferred project costs	(466)	(1,350)

Net Cash Provided By (Used In) Operating Activities	11,152	(2,372)

INCREASE (DECREASE) IN CASH	11,152	(2,372)

CASH AT BEGINNING OF PERIOD	20,327	3,188
CASH AT END OF PERIOD	$ 31,479	$ 816

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–QSB and Item 310 of Regulation S–B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB, as of December 31, 2004.

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

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2003, the Company has an accumulated stockholders’ deficit of $14,079 and has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has entered into agreements to commence operations and provide revenues.

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

Operations

We have been inactive for the past five years until December 2003. In December 2003, we entered into contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to provide administrative construction services. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 if all required permits are obtained and be completed in the third quarter of 2006. Prior to starting construction, the customer will need to secure financing and numerous permits and approvals. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received an advance from the customer of $11,016 in December 2003 to cover our upfront and planning costs of the project and will receive progress payments for work as performed.

In December 2003, we hired two officers who have experience in the construction industry and also are affiliated with the Company that will be our primary subcontractor for building the homes covered by existing contracts.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue for the three months ended March 31, 2005 relates to the Barden dealership.

We are subject to the reporting requirements of the '34 Act.  As a result, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses, including annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use equity to settle obligations, acquire land and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts.

Risk Factors

We are an early stage company with minimal operating history.

We have never generated significant revenues and have no significant assets. Therefore, we have an insufficient operating history upon which an evaluation of our future performance and prospects can be made. Our future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

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

Substantially all of our revenue contracts are with  A limited number of customers.

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

In an effort to resolve such potential conflicts of interest the following oral agreements have been entered into with our president and chief financial officer:

•

any business opportunities that they may become aware of independently or directly through his association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other businesses with which they are affiliated) would be presented by them solely to us;

•

any business opportunities disclosed to them by the management of other businesses with which they are associated would not be presented by them to us, unless and until the other business passed upon and approved such referral; and

•

any business opportunities disclosed to them by us would not be presented by them to other businesses with which they are associated, unless and until passed upon and approved such referral.

In the event that the same business opportunity is presented to them by both us and one of the other businesses with which they are involved, they shall only render his services to the entity that first disclosed such business opportunity to them.

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

September 13, 2005