Form 10QSB
period 2005-06-30
HAMPTONS LUXURY HOMES INC
filed 2005-09-16
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2005

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

HAMPTONS LUXURY HOMES, INC.

HAMPTON’S LUXURY HOMES, INC.

Consolidated Balance Sheet

June 30, 2005

(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 9,528
Deferred project costs	9,797
Total Current Assets	19,325

TOTAL ASSETS	$ 19,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from customer	$ 11,016
Due to related party	80,356
Accrued expenses	7,200
Total Current Liabilities	98,572

STOCKHOLDERS’ DEFICIT:

Common stock $0.0001 par value; authorized: 200,000,000
shares; shares issued and outstanding 32,210,000	3,221
Additional paid-in capital	34,400
Deferred compensation	(4,950)
Accumulated deficit	(111,918)

Total Stockholders’ Deficit	(79,247)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 19,325

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Operations

Three Months Ended June 30, 2005 and 2004

(unaudited)

	2005	2004

Revenue	$ -	$ -

Operating expenses	105,882	2,622

Net loss	$ (105,882)	$ (2,622)

Basic loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	32,210,000	32,210,000

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Operations

Six Months Ended June 30, 2005 and 2004

(unaudited)

	2005	2004

Revenue	$ 12,993	$ -

Operating expenses	110,832	6,119

Net loss	$ (97,839)	$ (6,119)

Basic and diluted loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	32,210,000	32,210,000

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net loss	$ (97,839)	$ (6,119)
Adjustment to reconcile net loss to cash used in operating activities
Amortization of deferred compensation	4,950	4,950
Changes in assets and liabilities
Increase in accrued expenses	2,200	-
Increase in deferred project costs	(466)	(1,350)

Net Cash Used In Operating Activities	(91,155)	(2,519)

FINANCING ACTIVITIES:
Advances from related party	80,356	-

DECREASE IN CASH	(10,799)	(2,519)

CASH AT BEGINNING OF PERIOD	20,327	3,188
CASH AT END OF PERIOD	$ 9,528	$ 669

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

See notes to financial statements

HAMPTONS LUXURY HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–QSB and Item 310 of Regulation S–B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB, as of December 31, 2004 .

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

The Company will offer noncash consideration and seek equity lines as a means of financing its operations.  However, it currently has no source of capital or financing if needed. If the Company is unable to complete existing contracts profitably and then obtain additional contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 –DUE TO RELATED PARTY

The Company devoted a substantial portion of its resources during the three and six month periods ended June 30, 2005 starting the process to become current in its reporting under the Securities Exchange Act of 1934, engaging public relations, legal and financial advisors, and seeking assistance in raising investment funding after it is current in its reporting requirements. A substantial portion of the expenses incurred in this undertaking were paid by advances aggregating $80,356 from an entity affiliated with the Company’s President and Chief Financial Officer. The terms of these advances have not yet been formalized.

On April 29, 2005, the Company, together with another entity controlled by the Company’s President and CFO, entered into an agreement with Chanin Capital L.L.C (“Chanin”) under which Chanin agreed to seek out possible investments funds in the form of: (i) common stock, convertible preferred stock, convertible debt securities, preferred stock, equity-linked securities, equity or equity-linked joint ventures or other equity or equity-linked arrangements, including, without limitation, debt securities (as distinguished from bank debt) with warrants; or (ii) secured or unsecured loans or lines of credit. Chanin is entitled to receive a fee ranging from 1% to 6% of amounts raised. Chanin received a fee of $50,000 concurrent with executing the Agreement which was paid from a portion of the proceeds of the advances from  related party.

NOTE 4 – SUBSEQUENT EVENT

The Company has agreed to issue 10,000 shares over the 12 month period ended July 2006 in consideration for public relations and marketing services.

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

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to provide administrative construction services. We believe that the aggregate contracts in place at August 15, 2005 have the potential to generate earnings of up to $380,000 through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the summer/fall of 2005 and be completed in the third quarter of 2006. Prior to starting construction, the customer will need to secure financing and numerous permits. As of May 2005, the customer has received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received an advance from the customer of $11,016 in December 2003 to cover our upfront and planning costs of the project and will receive progress payments for work as performed

In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry and also  are affiliated with the Company that will be our primary subcontractor for building the homes covered by existing contracts.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 and for the six months ended June 30, 2005 relates to the Barden dealership.

In February 2005 the Company entered into agreements to provide administrative construction services of homes of others. The homes are expected to be completed in 2006.

In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc. to perform construction supervision and advisory services to others. There are no assurances that the fees relating to existing or future contracts will be realized.

We devoted substantially all of our resources during the three and six month periods ended June 30, 2005 becoming current in our reporting under the Securities Exchange Act of 1934, engaging public relations firms, legal and financial advisors, and seeking assistance in raising investment funding after we are current in our reporting requirements. A substantial portion of the expenses incurred in this undertaking were paid by advances aggregating $80,356 from an entity affiliated with our president and chief financial officer. The terms of these advances have not yet been formalized.

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

We cannot start construction projects unless all permits required by relevant government agencies are issued.

We have contracts to build homes to the area of Long Island known as the Hamptons. There are various governmental agencies that regulate residential construction in the Hamptons. These agencies perform lengthy studies and reviews prior to issuing permits and often do not issue permits for proposed projects as planned or submitted. There is no way to predict when or if all necessary permits for a residential construction project in the Hamptons will be issued. Construction cannot commence until the approvals are received.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Uses of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
10.1	Agreement dated April 29, 2005 with Chanin Capital, LLC
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamptons Luxury Homes, Inc.

             (Registrant)

_/s/_Roy Dalene

By:

Roy Dalene

President

September 13, 2005