Form 10QSB
period 2005-09-30
HAMPTONS LUXURY HOMES INC
filed 2005-11-14
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,210,000 shares of Common Stock, as of October 28, 2005.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X ]

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

.

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC.

Consolidated Balance Sheet

September 30, 2005

(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$ 38,679
Prepaid expenses	40,416
Total Current Assets	79,095

DEFERRED PROJECT COSTS	9,797

TOTAL ASSETS	$ 88,892

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Advances from customer	$ 11,016
Due to related party	106,509
Accrued expenses	36,000
Total Current Liabilities	153,525

STOCKHOLDERS’ DEFICIT:

Common stock: $0.0001 par value; authorized: 200,000,000
shares; shares issued and outstanding: 32,210,000	3,221
Additional paid-in capital	34,400
Deferred compensation	(2,475)
Accumulated deficit	(99,779)

Total Stockholders’ Deficit	(64,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 88,892

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Operations

Three Months Ended September 30, 2005 and 2004

(unaudited)

	2005	2004

Revenue	$ 43,683	$ 9,256

Operating expenses	31,544	2,505

Net income	$ 12,139	$ 6,751

Basic income per share	*	*
Weighted average number of common shares outstanding	32,210,000	32,210,000

* Less than $.01 per share.
See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Operations

Nine Months Ended September 30, 2005 and 2004

(unaudited)

	2005	2004

Revenue	$ 56,676	$ 9,256

Operating expenses	142,376	8,624

Net income (loss)	$ (85,700)	$ 632

Basic income (loss) per share	*	*
Weighted average number of common shares outstanding	32,210,000	32,210,000

* Less than $.01 per share.

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$ (85,700)	$ 632
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred compensation and other items	7,425	7,425
Changes in assets and liabilities
Increase in prepaid expenses	(40,416)	-
Increase in accrued expenses	31,000	2,007
Increase in deferred project costs	(466)	(1,850)

Net Cash Provided by (Used in) Operating Activities	(88,157)	8,214

FINANCING ACTIVITIES: Advances from related party	106,509	-

INCREASE IN CASH	18,352	8,214

CASH AT BEGINNING OF PERIOD	20,327	3,188
CASH AT END OF PERIOD	$ 38,679	$ 11,402

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

 The Company was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 with the initial purpose of engaging in computer software publishing and reselling, also known as "shareware." However, lack of funds prevented it from establishing business operations, and the Company became inactive until December 2003 at which time it entered into agreements to construct nine homes for an aggregate purchase price of $2,125,000. Construction of these homes is expected to start in the spring of 2006 and be completed in 2007 if the permit process is completed sufficiently in advance to permit the Company to meet this schedule of which there can be no assurances. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals were required. As of September 2005, the customer had received a commitment for financing from a bank, and the permit process is underway. The Company received a cash payment of $11,016 (recorded as unearned income on the accompanying balance sheet) in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed

In December 2003, the Company paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All revenue earned in 2004 and during the nine months ended September 30, 2005 was derived from the Barden Dealership.

In February 2005 the Company entered into agreements to supervise construction of homes. The homes are currently expected to be completed in the third quarter of 2006. In April 2005 the Company formed a wholly-owned subsidiary, DWD Construction Services, Inc. to perform construction supervision and advisory services to others. In July 2005, DWD entered into a one-year consulting agreement with a company that is in the development stages of constructing an automobile racing facility in upstate New York for which DWD received a ten percent equity interest in the client company. No value has been placed on the investment as of September 30, 2005. There are no assurances that profits relating to existing or future contracts will be realized.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company devoted a substantial portion of its resources during the three and nine month periods ended September 30, 2005 starting and completing the process to become current in its reporting under the Securities Exchange Act of 1934, engaging public relations, legal and financial advisors, and seeking assistance in obtaining investment funding. A substantial portion of the expenses incurred in this undertaking were paid by advances aggregating $106,509 through September 30, 2005 from an entity affiliated with the Company’s President and Chief Financial Officer. The related entity is committed to continue providing the funds necessary to meet the Company’s obligations at least through October 1, 2006. The advance is non-interest bearing and has no specified maturity date. The terms of these advances have not yet been formalized.

NOTE 3 – PROPOSED FINANCING AND OTHER FINANCIAL ARRANGEMENTS

On April 29, 2005, the Company, together with another entity controlled by the Company’s President and CFO, entered into an agreement with Chanin Capital L.L.C (“Chanin”) under which Chanin agreed to seek out possible investments funds in the form of: (i) common stock, convertible preferred stock, convertible debt securities, preferred stock, equity-linked securities, equity or equity-linked joint ventures or other equity or equity-linked arrangements, including, without limitation, debt securities (as distinguished from bank debt) with warrants; or (ii) secured or unsecured loans or lines of credit. Chanin is entitled to receive a fee ranging from 1% to 6% of amounts raised. Chanin received a fee of $50,000 concurrent with executing the Agreement which was paid from a portion of the proceeds of the Advances from a Related Party controlled by the Company’s President and CFO described in Note 2. Such amount was charged to expense when paid. There are no assurances that any investment funds will be raised in connection with this Agreement.

In July 2005 the Company entered into a twelve month agreement with Sequoia Capital Advisors, LLC under which Sequoia agreed to facilitate the Company’s communication of information about itself and its business to institutional investors and markets generally in consideration for the payment of a fee of $15,000 and the issuance of 350,000 shares of common stock. The estimated total value of this agreement was $50,000 and was recorded as a prepaid expense that is being amortized over 12 months. The liability at September 30, 2005 was $35,000 which will be satisfied by the issuance of shares.

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

In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. We believe that the aggregate contracts in place at September 30, 2005 have the potential to generate positive earnings through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction, which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the spring of 2006 and be completed in 2007 if all required permits are obtained sufficiently in advance to permit the Company to meet this schedule, of which there can be no assurances. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals as required. As of May 2005, the customer had received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed.

In December 2003, we hired a president and chief financial officer, both of whom have had significant experience in the construction industry and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer, which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 and for the nine months ended September 30, 2005 relates to the Barden dealership.

In February 2005 the Company entered into agreements to supervise construction of homes. The homes are expected to be completed in 2006.

 In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc. to perform construction supervision and advisory services to others.

 In July 2005, DWD entered into a one-year consulting agreement with a company that is in the development stages of constructing an automobile racing facility in upstate New York for which DWD received a ten percent equity interest in the client company. No value has been placed on the investment as of September 30, 2005. There are no assurances that profits relating to existing or future contracts will be realized..

We devoted substantially all of our resources during the three and nine month periods ended September 30, 2005 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, engaging public relations, legal and financial advisors, and seeking assistance in obtaining investment funding. A substantial portion of the expenses incurred in this undertaking were paid by advances aggregating $106,509 at September 30, 2005 from an entity affiliated with our president and chief financial officer. The related entity is committed to continue providing the funds necessary to meet our obligations at least through October 1, 2006. The terms of these advances have not yet been formalized.

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

?

competition from entities that are much more established and have greater financial and technical resources than do we;

?

need  to develop infrastructure;

?

ability to access and obtain capital when required; and

?

dependence upon key personnel.

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

We have no financial resources. Our auditors state in their opinion on our financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We are heavily dependent on the services of Roy Dalene and Frank Dalene.

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

We currently have contracts to build nine homes for an aggregate sales price of $2,125,000 and contracts to manage the construction of homes. We believe that the aggregate contracts in place at September 30, 2005 have the potential to generate positive earnings through the third quarter of 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. If there are delays affecting any project, it will adversely affect a material portion of our existing business.

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

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

Our common stock has no prior public trading market or liquidity, and there can be no assurances that any trading market will develop.

Of the 32,210,000 outstanding shares of common stock held by present stockholders, 30,000,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. Of the restricted shares, 1,000,100 were issued in 1997 and the remainder was issued in December 2003.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale will not be available to our shareholders being that the OTCBB (if and when we are listed for trading) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. In our case this 2 year (Rule 144K) holding period currently applies to 210,000 shares of our common stock and will apply to a further 2,000,000 shares on December 11, 2005. A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

There has never been an established trading market for our common stock, and there is currently no public market whatsoever for our securities.  We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD.  There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

"Blue Sky" laws of the various states may further reduce the liquidity of our shares in any market that may develop.

Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

We intend to apply for listing in Mergent, Inc. which, once published, will provide the Company with “manual” exemptions in approximately 33 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.”

Thirty-three states have what is commonly referred to as a "manual exemption" for secondary trading of securities such as those to be resold by selling stockholders under this registration statement. In these states, so long as we obtain and maintain a listing in Mergent, Inc. or Standard and Poor's Corporate Manual, secondary trading of our common stock can occur without any filing, review or approval by state regulatory authorities in these states. These states are: Alaska, Arizona, Arkansas, Colorado, Connecticut, District of Columbia, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Texas, Utah, Washington, West Virginia and Wyoming. Once we secure this listing, secondary trading can occur in these states without further action.

We currently do not intend to and may not be able to qualify securities for resale in other states which require shares to be qualified before they can be resold by our shareholders.

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

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending December 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

For all of the foregoing reasons and others set forth herein, an investment in Hamptons Luxury Homes’ securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors in this Form 10-QSB.

Liquidity

The Company has no committed source of debt or equity capital.

On April 29, 2005, the Company, together with another entity controlled by the Company’s President and CFO, entered into an agreement with Chanin Capital L.L.C (“Chanin”) under which Chanin agreed to seek out possible investment funds in the form of: (i) common stock, convertible preferred stock, convertible debt securities, preferred stock, equity-linked securities, equity or equity-linked joint ventures or other equity or equity-linked arrangements, including, without limitation, debt securities (as distinguished from bank debt) with warrants; or (ii) secured or unsecured loans or lines of credit. Chanin is entitled to receive a fee ranging from 1% to 6% of amounts raised. Chanin received a fee of $50,000 concurrent with executing the Agreement, which was paid by the other entity controlled by the Company’s President and CFO. There are no assurances that any investment funds will be raised in connection with this Agreement.

During the nine months ended September 30, 2005 a Company controlled by our President and Chief Financial Officer paid expenses aggregating $106,509 on our behalf. The advance is non-interest bearing and has no specified maturity date. The related entity is committed to continue providing the funds necessary to meet the Company’s obligations at least through October 1, 2006. The terms of these advances have not yet been formalized.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

ITEM III.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Uses of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
10.1	Agreement dated April 29, 2005 with Chanin Capital, LLC (1)
10.2	Agreement dated July 18, 2005 with Sequoia Capital Advisors, LLC
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer

(1) Filed as an exhibit to Registrant's Current Report on Form 10-QSB, dated June 30, 2005 and filed on September 16, 2005 and incorporated herein by reference.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamptons Luxury Homes, Inc.

(Registrant)

_/s/_Roy Dalene

By:

Roy Dalene

President

November 10, 2005