Form 10KSB
period 2005-12-31
HAMPTONS LUXURY HOMES INC
filed 2006-03-31
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

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

Common Stock par value $.0001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

State Issuer’s revenues for its most recent year: $169,227 as of December 31, 2005.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2006 is  33,560,000 shares, all of one class, $.0001 par value per share.  Of this number, 3,560,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 3,560,000 shares held by non-affiliates, based upon the book value as of December 31, 2005 is less than $.01 per share.

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

Yes ☐ No ☐  NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format    ☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our shares have been approved to trade on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol “HLXH.” No trading has taken place as of March 27, 2006.

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

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. We believe that the aggregate contracts in place at December 31, 2005 have the potential to generate positive earnings in 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction, which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the spring of 2006 and be completed in 2007 if all required permits are obtained sufficiently in advance to permit the Company to meet this schedule, of which there can be no assurances. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals as required. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed.

   In December 2003, we hired a president and chief financial officer, both of whom have significant experience in the construction industry and also are affiliated with the company that will be our primary subcontractor for building the homes covered by existing contracts.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer that  supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 and 2005 relates directly or indirectly to the Barden dealership.

 In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc. to perform construction supervision and advisory services in connection with the construction of homes. In 2005 we realized revenues of $108,755 from these services.

 In July 2005, DWD entered into a one-year consulting agreement with a company that is in the development stages of constructing an automobile racing facility in upstate New York for which DWD received a ten percent equity interest in the client company. No value has been placed on the investment as of December 31, 2005 and construction activities have not yet commenced. There are no assurances that profits relating to existing or future contracts will be realized.

In July 2005 the Company entered into a twelve-month agreement with Sequoia Capital Advisors, LLC under which Sequoia agreed to facilitate the Company’s communication of information about itself and its business to institutional investors and markets generally in consideration for the payment of a fee of $15,000 and the issuance of 350,000 shares of common stock. The estimated total value of this agreement was $50,000 and was recorded as a prepaid expense that is being amortized over 12 months. The liability was satisfied by the issuance of 350,000 shares of our common stock.

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

Frank and Roy Dalene, our CFO and CEO, respectively, who each own 31.05% of our shares are the co-founders of Telemark, Inc. These two individuals own 100% of Telemark’s outstanding shares with Frank Dalene serving as President and Roy Dalene serving as Vice President.  While we have not entered into any discussions or negotiations concerning potential mergers or acquisitions with any un-affiliated third party, there have been quite recent discussions concerning the feasibility of entering into some form of business transaction with Telemark.  No formal documents have been executed and the respective parties are awaiting the completion of Telemark’s audit in order to make a determination as to whether it would be in the best interest of both companies and their respective shareholders for such companies to enter into some form of merger, acquisition or other form of business transaction. If both companies decide to go forward with such a transaction, determinations will need to be made regarding the consideration therefor.

Employees

 At February 28, 2006, we had two employees, neither of whom is currently serving in a fulltime capacity.

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

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5 -- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in 2000. There is no current public market for the shares of our common stock.   Our shares have been approved to trade on the OTC Bulletin Board maintained by the NASD under the symbol “HLXH.” No trading has taken place as of March 27, 2006.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 27, 2006, there were 118 stockholders of record of our common stock, and 33,560,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

There is no established trading market for our common stock. Our shares have been approved to trade on the OTC Bulletin Board maintained by the NASD under the symbol “HLXH.” No trading has taken place as of March 27, 2006. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which our common stock trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

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

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities.  The 33,560,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 200,000,000 authorized shares of common stock, of which 33,560,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 166,440,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Operations

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. We believe that the aggregate contracts in place at December 31, 2005 have the potential to generate positive earnings in 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we have no experience in home construction and will engage an outside contractor to supervise the construction, which will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the spring of 2006 and be completed in 2007 if all required permits are obtained sufficiently in advance to permit the Company to meet this schedule, of which there can be no assurances. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals as required. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer, which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2004 and 2005 relates directly or indirectly to the Barden dealership.

 In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc. to perform construction supervision and advisory services in connection with the construction of homes. In 2005 we realized revenues of $108,755 from these services.

We paid parties related to our president and chief financial officer fees aggregating $70,420 in 2005 for having assisted our efforts in all areas of our activities. No fees were paid in 2004.

We devoted substantially all of our resources during the year ended December 31, 2005 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, engaging and working with public relations firms, legal and financial advisors, and seeking assistance in obtaining investment funding. A substantial portion of the expenses incurred in this undertaking were paid by advances aggregating $128,946 from an entity affiliated with our president and chief financial officer. These advances were forgiven by the related party and have been accounted for as a capital contribution. The related entity is committed to continue providing the funds necessary to meet our obligations at least through January 1, 2007. The terms of these advances have not yet been formalized.

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

•

competition from entities that are much more established and have greater financial and technical resources than do we;

•

need  to develop infrastructure;

•

ability to access and obtain capital when required; and

•

dependence upon key personnel.

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

We are authorized to issue up to 200,000,000 shares of common stock, par value $.0001 per share.  Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares (166,440,000).  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company.

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

We currently have contracts to build nine homes for an aggregate sales price of $2,125,000 and contracts to manage the construction of homes. We believe that the aggregate contracts in place at December 31, 2005 have the potential to generate positive earnings in 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. If there are delays affecting any project, it will adversely affect a material portion of our existing business.

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

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

The trading price of our common stock is likely to be subject to significant fluctuations

There has never been an established trading market for our common stock, and there is currently no public market whatsoever for our securities. Our shares have been approved to trade on the OTC Bulletin Board maintained by the NASD under the symbol “HLXH.” No trading has taken place as of March 27, 2006. There can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of HLH and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in our securities. No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

Our common stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

Of the 33,560,000 outstanding shares of common stock held by present stockholders, 31,350,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. Of the restricted shares, 1,000,100 were issued in 1997 and the remaining shares were issued between December 2003 and December 2006.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock.  The alternative average weekly trading volume during the four calendar weeks prior to the sale will not be available to our shareholders being that the OTCBB (if and when we are listed for trading) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. In our case this two year (Rule 144K) holding period currently applies to 210,000 shares of our common stock and will apply to a further 2,000,000 shares on December 11, 2005 and 1,350,000 on November 15, 2007. A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. According to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 because we may be unable to establish and maintain an effective system of internal controls. This failure could adversely impact the quality of financial reporting and also could reduce the demand for and price of our shares if a public trading market ever develops.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on December 15, 2005. We have not yet assessed the impact on future operations of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on HLH in the foreseeable future.

Liquidity

We have no committed source of debt or equity capital from financial institutions.

During 2005 a company controlled by our president and chief financial officer paid expenses for professional and consulting fees aggregating $128,946 on our behalf.  The fees principally related to seeking advice in public and investor relations and seeking capital raising opportunities. That amount has been treated as a capital contribution for financial reporting purposes. The related entity is committed to continue providing the funds necessary to meet the Company’s obligations at least through January 1, 2007. The terms of these commitments, if needed and provided, have not yet been formalized.

In July 2005 we entered into a twelve-month agreement with Sequoia Capital Advisors, LLC (Sequoia) under which Sequoia agreed to facilitate our communication of information about ourselves and our business to institutional investors and markets generally in consideration for the payment of a fee of $15,000 and the issuance of 350,000 shares of common stock. The estimated total value of this agreement was $50,000 with the $15,000 being recorded as a prepaid expense and the $35,000 value of the 350,000 shares of common stock being treated as deferred compensation and the total being amortized over 12 months. In November 2005 we agreed to issue 1,000,000 shares to Robert Butler, a principal of Sequoia, to assist us in capital and debt raising endeavors, mergers and acquisitions as well as providing general business advice. The estimated value of this agreement of $100,000 is also being treated as deferred compensation and  is being amortized over 24 months. The 1,350,000 shares of common stock will be issued in 2006 and are recorded as “Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

Critical Accounting Policies

Construction Revenue Recognition. As discussed in our financial statements, revenue is recorded when an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and risk has been transferred to the purchaser. Revenue is recognized on management contracts over the contract period and commissions for the sale of products.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting after page 23.

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

Item 8B – OTHER INFORMATION

None

PART III

Item 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers and directors are as follows:

Name	Age	Title

Roy Dalene	48	President, CEO and chairman of the board of directors
Frank Dalene	51	Vice president, secretary, treasurer, chief financial officer and director

Roy Dalene – assumed each of his positions in December 2003. He is also a senior vice president and co-founder of Telemark, Inc. (which was founded in 1978 as Telemark Construction, Inc.), a construction company based in Bridgehampton, NY which will serve as our primary subcontractor on our homebuilding contracts. Prior thereto, he was employed by Bechtel Power Corporation. He  served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He is active in many civic and philanthropic endeavors and served as a judge for the ARDA Custom Home of the Year Award. Mr. Dalene received his Bachelor of Science degree in civil engineering from Polytechnic University.

Frank Dalene – assumed each of his positions in December 2003. He is president and a co-founder of Telemark, Inc. (which was founded in 1978 as Telemark Construction, Inc.), a construction company based in Bridgehampton, NY which will serve as our primary subcontractor on our homebuilding contracts. He is active in professional and civic affairs and has served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He served as an Advisory Board member for The American Council of Construction Consultants, Co-Chair of the Education Committee of the Long Island Builders Institute and the Business Advisory Council of the National Republican Congressional Committee. Mr. Dalene also serves on the Board of Directors of the Long Island Builders Institute, served on the Board of Directors of the the New York State Builders Association and the National Association of Home Builders. He is a member of the Long Island Builders Institute, New York State Builders Association, National Association of Home Builders, and International Who's Who of Professionals. Mr. Dalene, who is the brother of Roy Dalene, is a graduate of Nyack College.

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

In March 2006, the Advisory Committee on Smaller Public Companies issued an Exposure Draft of Final Report of Advisory Committee on Smaller Public Companies. This exposure draft, among other things, recommended that unless and until a framework for assessing internal control over financial reporting for smaller public companies is developed that recognizes their characteristics and needs, the SEC should provide exemptive relief from Section 404 of Sarbanes Oxley requirements to microcap companies with less than $125 million in annual revenue and to smallcap companies with less than $10 million in annual product revenue that have or expand their corporate governance controls to include:

•

adherence to standards relating to audit committees in conformity with Rule 10A-3 under the Exchange Act;

•

adoption of a code of ethics within the meaning of Item 406 of Regulation S-K applicable to all directors, officers and employees and compliance with the further obligations under Item 406(c) relating to the disclosure of the code of ethics; and

•

design and maintenance of effective internal controls over financial reporting.

If these recommendations are adopted, we will make every effort to comply.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2005 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner[1]	Number of Shares Beneficially Owned[2]	Percent of Class[3]

Roy Dalene	10,000,000[3]	31.05
Frank Dalene	10,000,000[3]	31.05
Robert A. Wilson	10,000,000[3]	31.05
Officers and Directors as a group ( 2 members)	20,000,000[3]	62.09

1 The address for each person is P.O. Box 871, 367 Butter Lane, Bridgehampton, NY 11032.

2  Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

3   Roy Dalene and Frank Dalene each received 10,000,000 shares in December 2003 in satisfaction of amounts due to them for services rendered. Mr. Wilson had been president and a director until December 2003, at which time he resigned both positions and received 9,209,900 shares in December 2003 for services previously rendered.

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

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We devoted substantially all of our resources during the year ended December 31, 2005 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, engaging and working with public relations firms, legal and financial advisors, and seeking assistance in obtaining investment funding. A substantial portion of the expenses incurred in this undertaking were paid by advances aggregating $128,946 from an entity affiliated with our president and chief financial officer. These advances were forgiven by the related party and have been accounted for as a capital contribution. The related entity is committed to continue providing the funds necessary to meet our obligations at least through January 1, 2007. The terms of these commitments, if needed and provided, have not yet been formalized.

We paid parties related to our president and chief financial officer fees aggregating $70,420 in 2005 for having assisted our efforts in all areas of our activities. No fees were paid in 2004.

We operate out of office space provided by our president and chief financial officer. They incur no incremental costs as a result of our using the space. Therefore, they do not charge us for its use. No lease agreement exists.

Item 13 -- EXHIBITS

10.3	Letter Agreement with Robert Butler
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer

Item 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

a) Audit Fees

         The aggregate fees billed for each of fiscal 2005 and fiscal 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $8,250 and $6,000, respectively.

b) Audit-Related Fees

         No fees were billed in each of fiscal 2005 and fiscal 2004 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

c) Tax Fees

         No fees were billed in fiscal 2005 or fiscal 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

d) All Other Fees

         No fees were billed in each of fiscal 2005 and fiscal 2004 for products and services provided by the principal accountant.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

*********

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Roy Dalene

ROY DALENE

Title: President

Date:

March 29, 2006

/s/ Frank Dalene

FRANK DALENE

Title: Chief Financial Officer

Date:

March 29, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hamptons Luxury Homes, Inc.

Bridgehampton, NY

We have audited the accompanying consolidated balance sheet of Hamptons Luxury Homes, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hamptons Luxury Homes, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Most & Company, LLP

     Most & Company, LLP

New York, New York

March 28, 2006

HAMPTONS LUXURY HOMES, INC.

Consolidated Balance Sheet

December 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$41,560
Prepaid expenses	7,958
Total Current Assets	49,518

DEFERRED PROJECT COSTS	9,797

TOTAL ASSETS	$59,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Advances from customer	$11,016
Accrued expenses	7,200
Total Current Liabilities	18,216

STOCKHOLDERS’ EQUITY:
Common stock: $0.0001 par value; authorized: 200,000,000
shares; shares issued and outstanding: 33,356,000	3,356
Additional paid-in capital	298,211
Deferred compensation	(112,708)
Accumulated deficit	(147,760)

Total Stockholders’ Equity	41,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,315

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Operations

Years Ended December 31, 2005 and 2004

	2005	2004

Revenue	$ 169,227	$ 29,530

General and administrative	302,908	16,460

Net income (loss)	$(133,681)	$ 13,070

Basic and diluted income (loss) per share	$ *	$ *
Weighted average number of common shares outstanding	32,351,945	32,210,000

*Less than $.01
See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

Statement of Stockholders’ Equity

	Common stock		Additional Paid-in Capital	Deferred Compensation	Accumulated deficit	Total
	Shares	Amount
Balance, January 1, 2004	32,210,000	$3,221	$34,400	$(19,800)	$(27,149)	$ (9,328)
Amortization of deferred compensation	-	-	-	9,900	-	9,900
Net income - 2004	-	-	-	-	13,070	13,070
Balance, December 31, 2004	32,210,000	3,221	34,400	(9,900)	(14,079)	13,642
Amortization of deferred compensation	-	-	-	32,192	-	32,192
Common stock	1,350,000	135	134,865	(135,000)	-	-
Contribution of capital	--	-	128,946	-	-	128,946
Net loss – 2005	-	-	-	-	(133,681)	(133,681)

Balance, December 31, 2005	33,560,000	$3,356	$298,211	$(112,708)	$(147,760)	$41,099

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$ (133,681)	$ 13,070
Adjustment to reconcile net income (loss) to cash
provided by (used in) operating activities:
Amortization of deferred compensation	32,192	9,900
Stock based compensation	18,958	-
Changes in assets and liabilities
Increase in accrued expenses	2,200	-
(Increase) decrease in prepaid expenses	(26,916)	3,000
Increase in deferred project costs	(466)	(8,831)
Net Cash Provided by (Used in) Operating Activities	(107,713)	17,139

FINANCING ACTIVITIES:
Contribution of capital	128,946	-

INCREASE IN CASH	21,233	17,139

CASH AT BEGINNING OF YEAR	20,327	3,188
CASH AT END OF YEAR	$ 41,560	$ 20,327

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ NONE	$ NONE
Income taxes	$ NONE	$ NONE

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

Hamptons Luxury Homes, Inc. (Company) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc. The Company was inactive from January 2002 until December 2003. In December 2003, the Company commenced operations as a builder of single family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

 Construction of these homes is expected to start in the spring of 2006 and be completed in 2007 if the permit process is completed sufficiently in advance to permit the Company to meet this schedule of which there can be no assurances. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals were required. The customer has received a commitment for financing from a bank, and the permit process is underway. The Company received a cash payment of $11,016 (recorded as unearned income on the accompanying balance sheet) to cover upfront and planning costs of the project and will receive payments for work as performed. As of December 31, 2005, the Company incurred $9,797 of deferred project costs.

The Company is also an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer that supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. All revenue earned in 2004 and 2005 was derived, directly or indirectly, from the Barden Dealership.

In February 2005, the Company entered into agreements to supervise construction of homes. In April 2005, the Company formed a wholly-owned subsidiary, DWD Construction Services, Inc. (DWD), to perform construction supervision and advisory services to others. In 2005, the Company realized revenues of $108,755 from these services.

In July 2005, DWD entered into a one-year consulting agreement with a company that is in the development stages of constructing an automobile racing facility in upstate New York for which DWD received a ten percent equity interest in the client company. No value has been placed on the investment as of July 2005 due to the non-determinability of the common stock. As of December 31, 2005 the Company had incurred no revenues or expenses on the project.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Use of Estimates

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

d.  Stock-Based Compensation

Compensation costs for common stock issued for services were based on the fair value method. Fair value was based on the value of the common stock issued for employees and  based on the fair value of the common stock issued or services provided by non-employees, whichever is more determinable.

e.  Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

f.  Financial Instruments

The carrying amounts of financial instruments, including cash, prepaid expenses, accrued expenses and advances from customer, approximate their fair values because of their relatively short maturities.

g.  Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding during the period.

h.   Revenue Recognition

Revenue is recorded when an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and risk has been transferred to the purchaser. Revenue is recognized on management contracts over the contract period and commissions for the sale of products.

i.  Impact of New Accounting and Reporting Standards

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined the effect, if any, will be on Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

In July and November 2005, the Company agreed to issue an aggregate of 1,350,000 of its common shares in consideration for consulting services relating to obtaining prospective financing and for public and investor relations services. The value of those services was $135,000. The unamortized portion of the related expenses has been included in deferred compensation in stockholders’ equity.

During 2005 a company controlled by the Company’s president and chief financial officer paid expenses for professional and consulting fees aggregating $128,946 on the Company’s behalf. The amount due for these expenses has been contributed to capital. The related company is also committed to continue provide the funds necessary to meet the Company’s obligations through January 1, 2007.

NOTE 4 - INCOME TAXES

The Company and its subsidiary file a consolidated income tax return.

As of December 31, 2005, the Company had net operating loss carryforwards (NOL) of approximately $144,000 available to reduce future Federal taxable income through 2025. During 2003 the Company had ownership changes, as defined by the Internal Revenue Service, which may reduce or defer the use of the NOL's.

As of December 31, 2005, realization of the Company's net deferred tax asset was approximately $99,000 and its realization was not considered more likely than not and, accordingly, a valuation allowance of $99,000 has been provided. During the year ended December 31, 2005, the valuation allowance increased by $54,000.

As of December 31, 2005, the components of the net deferred tax asset consisted of the following:

Deferred tax assets:
Net operating loss carryforwards	$ 59,000
Compensation	40,000
Valuation allowance	(99,000)

None

For the years ended December 30, 2005 and 2004, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2005	2004
Expected Federal income tax (benefit)	$(46,000)	$4,500
State income tax (benefit)	(8,000)	500
Change in valuation allowance	54,000	(5,000)
	$ -	$ -

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid management fees aggregating $70,420 to a company controlled by its president and chief financial officer in 2005. No fees were paid to related parties in 2004.

The Company has been provided office space by the same company, without cost.