Form 10QSB
period 2006-03-31
HAMPTONS LUXURY HOMES INC
filed 2006-05-15
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission  file number 0-32047

HAMPTONS LUXURY HOMES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3320705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Roy Dalene, President PO Box 871 367 Butter Lane Bridgehampton, New York 11932 (Address of principal executive offices)
(631) 537-1600 (Issuer's telephone number)
____________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,856,000 shares of Common Stock, as of May 8, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

HAMPTONS LUXURY HOMES, INC.

HAMPTONS LUXURY HOMES, INC.

Consolidated Balance Sheet

March 31, 2006

(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$85,697
Prepaid expenses	7,958
Total Current Assets	93,655

DEFERRED PROJECT COSTS	9,797

TOTAL ASSETS	$103,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Advances from customer	$11,016
Accrued expenses	7,200
Total Current Liabilities	18,216

STOCKHOLDERS’ EQUITY:

Common stock: $0.0001 par value; authorized: 200,000,000
shares; shares issued and outstanding: 33,356,000	3,356
Additional paid-in capital	298,211
Deferred compensation	(91,458)
Accumulated deficit	(124,873)

Total Stockholders’ Equity	85,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,452

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(unaudited)

	2006	2005

Revenue	$ 112,720	$ 12,993

Operating expenses	89,833	4,950

Net income	$ 22,887	$ 8,043

Basic and diluted income per share	*	*
Weighted average number of common shares outstanding	33,356,000	32,210,000

* Less than $.01 per share.
See notes to financial statements.

HAMPTONS LUXURY HOMES, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net income	$ 22,887	$ 8,043
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	21,250	2,475
Changes in assets and liabilities:
Increase in accrued expenses	-	1,100
Increase in deferred project costs	-	(466)

Net Cash Provided by Operating Activities	44,137	11,152

INCREASE IN CASH	44,137	11,152

CASH AT BEGINNING OF PERIOD	41,560	20,327
CASH AT END OF PERIOD	$ 85,697	$ 31,479

See notes to financial statements.

HAMPTONS LUXURY HOMES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 -- BASIS OF PRESENTATION

.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–QSB and Item 310 of Regulation S–B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB, as of December 31, 2005.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid fees aggregating $52,419 to an entity related to its president and chief financial officer during the three months ended March 31, 2006. The Company acquired this related party in April 2006 (see Note 4).

The Company is provided office space by the officers of the Company, without cost.

NOTE 4 – SUBSEQUENT EVENTS

Issuance of Shares

In April 2006, the Company issued 100,000 shares of its common stock for sponsorship rights through November 30, 2006.

Merger

On April 7, 2006, the Company acquired all of the common stock of Telemark, Inc. (Telemark) in exchange for 25,000,000 shares of the Company’s common stock (approximately 44%) from two stockholders of the Company. Following the acquisition, the two stockholders owned approximately 79% of the Company.

As Telemark was under common control with the Company, the purchase price was recorded at the net book value of Telemark

Pro Forma Results

The following unaudited pro forma financial information presents the combined balance sheet of the Company and Telemark as if the acquisition had occurred as of March 31, 2006 and combined statements of operations for the three months ended March 31, 2006 and 2005 of the Company and Telemark as if the acquisition had occurred at January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

PRO FORMA BALANCE SHEET
March 31, 2006
(unaudited)		Proforma
	Pro Forma	Adjustments	HLH	Telemark
ASSETS
Current Assets:
Cash	$ 496,964	$	$ 85,697	$ 411,267
Accounts receivable, net	343,000		-	343,000
Inventories	25,642		-	25,642
Prepaid expenses	17,958		7,958	10,000
Total Current Assets	883,564		93,655	789,909

Property and Equipment, net	337,090		-	337,090

Other Assets	67,944		9,797	58,147

Total Assets	$ 1,288,598		$ 103,452	$1,185,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 353,905		$ -	$ 353,905
Accrued expenses	116,094		7,200	108,894
Advances from customer	11,016		11,016	-
Total Current Liabilities	481,015		18,216	462,799

Mortgage Payable	593,463		-	593,463

Total Liabilities	1,074,478		18,216	1,056,262

Stockholders' Equity:
Preferred stock
Common stock	5,856	2,500	3,356
Additional pad-in capital	298,261	50	298,211
Deferred compensation	(91,458)		(91,458)
Retained earnings	1,511	(2,500)	(124,873)	128,884
Total	214,170	50	85,236	128,884
Less Treasury stock	(50)	(50)
Total	214,120	0	85,236	128,884

Total	$ 1,288,598		$ 103,452	$1,185,146

Pro Forma Statement of Operations
Three Months Ended March 31, 2006
(unaudited)
		Proforma
	Consolidated	Adjustments	HLH	Telemark

Revenue	$1,052,812	(52,419)	$112,720	$992,511

Operating expenses	958,289	(52,419)	89,833	920,875

Net income	$94,523		$22,887	$71,636

Basic and diluted income per share	*

* Less than $.01 per share.

Pro Forma Statement of Operations
Three Months Ended March 31, 2005
(unaudited)

	Consolidated	AJEs	HLH	Telemark

Revenue	$2,103,649		$12,993	$2,090,656

Operating expenses	1,720,710		4,950	1,715,760

Net income	$382,939		$8,043	$374,896

Basic and diluted income per share	$.01

* Less than $.01 per share.

ITEM 2

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

Operations

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. We believe that the aggregate contracts in place at March 31, 2006 have the potential to generate positive earnings in 2006 if they are completed as planned without unexpected delays or problems. We cannot provide any assurances that the contracts will be completed as planned without problems or delays. As a company we had limited direct experience in home construction prior to our merger with Telemark, Inc. In April 2006 (see Merger below). The construction will take place in Southampton Township on Long Island. Construction of these homes is expected to start in the spring of 2006 and be completed after all required permits are obtained. Currently, these permits are being delayed by the applicable Town agencies. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals as required. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed.

In December 2003, we paid $2,000 to become an independent dealer of The Barden & Robeson Corporation. Barden is a custom panelized manufacturer, which supplies materials for the housing and light industrial industries. Barden makes products for framing and roofing, as well as interior trim and cabinetry products. We earned our first commissions relating to the sale of Barden products in August 2004. All of our revenue in 2005 and 2006 relates directly or indirectly to the Barden dealership.

 In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc. to perform construction supervision and advisory services in connection with the construction of homes. In 2006 we realized substantially all of our revenues from these services which indirectly relate to the Barden dealership.

We paid Telemark, Inc. fees aggregating $52,419 during the three months ended March 31, 2006 for having assisted in all areas of our activities. No fees were paid during the three months ended March 31, 2005.

We devoted substantially all of our resources during the year ended December 31, 2005 and the first three months of 2006 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, engaging and working with public relations firms, legal and financial advisors, and seeking assistance in obtaining investment funding. No funding sources have been identified. Our common stock has begun trading on the Over-the-Counter Bulletin Board under the symbol “HLXH.”

Merger

On April 7, 2006, the Company entered into a Share Exchange Agreement (the “Agreement”) with Telemark, Inc. and its two shareholders, Roy Dalene and Frank Dalene (both of whom are shareholders, officers and directors of the Company).  Per the terms of the Agreement, the Company will issue 25,000,000 shares of common stock to the two shareholders of Telemark, Inc. which, when issued, will constitute approximately 44% of all outstanding Company shares. Following the issuance of the 25,000,000, Roy and Frank Dalene will own approximately 79% of the issued and outstanding shares of the Company, and Telemark, Inc. will become a wholly-owned subsidiary of the Company.

Telemark, Inc. was founded in 1978 by Frank and Roy Dalene as Telemark Construction, Inc. It is a construction company based in Bridgehampton, NY. Telemark manages and constructs residential homes, renovations, historical restorations, commercial construction and also custom builds luxury estate homes. Through its subsidiaries, it provides ongoing property management, maintenance, service, building material and hardware. Telemark’s management team has more than 25 years of experience in the homebuilding industry and has successfully completed in excess of over 500 projects. Telemark’s website is www.telemarkinc.com.

Through most of its history, Telemark performed work under several different contract types based on the kind of work it performed and the preference of management. The typical contract types are a General Contractor (“GC”), Construction Manager (“CM”) and Construction Administrator (“CA”). Management believes that the different contract types represent various degrees of risk that Telemark assumes and operating cash requirements.

The GC on a construction job is responsible for subcontractor costs as well as performance and, accordingly, all material and subcontractor costs are paid to and by the GC. The GC accounts for the full amount of the construction contract as revenue and all costs paid for material, labor and to subcontractors as costs.

The CM and CA on a construction job are paid a fee to manage or administrate a project. The owner, rather than the CM or CA, contracts directly with material suppliers and subcontractors and is responsible for all subcontractor costs as well as performance. All materials and subcontractor costs are paid by the owner and, therefore, the CM or CA only accounts for its fees as revenues.

In 2004 and 2005, the majority of Telemark's work was performed as a GC, while in the first quarter 2006, the majority of its work was as a CA. Management is currently considering a plan to acquire property on which to build estate homes for sale which would result in the majority of Telemark's work returning to that of a GC. No assurances can be given as to the likelihood or timing of implementing that plan successfully.

Liquidity

The Company has no committed source of debt or equity capital. However, the Company believes that the merger with Telemark in April 2006 results in sufficient cash flow not to need any immediate sources of financing.

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

ITEM 3.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Uses of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
10.1	Sponsor Marketing Agreement with Venturini Motorsports
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamptons Luxury Homes, Inc.

(Registrant)

/s/ Roy Dalene
By: Roy Dalene
President

May 15, 2006