Form 10QSB
period 2006-06-30
HAMPTONS LUXURY HOMES INC
filed 2006-08-18
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number: 000-32047

HAMPTONS LUXURY HOMES, INC.
(Name of Small Business Issuer in Its Charter)
Delaware	11-3320705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
PO Box 871, 367 Butter Lane Bridgehampton, New York	11932
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (631) 537-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)      Yes  ☐        No ☒

As of August 16, 2006, there were 59,196,650 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐

No ☒

i

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

HAMPTON LUXURY HOMES, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$200,273
Contract receivables	1,040,976
Prepaid expenses	112,869
Inventory	25,642
Total current assets	1,379,760

Property and equipment, net	336,436
Advances to and investment in joint venture	52,103
Other assets	19,797
Total Assets	$1,788,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of mortgage payable	$41,165
Accounts payable	349,074
Income taxes payable	57,755
Accrued expenses and other current liabilities	102,441
Total current liabilities	550,435

Mortgage payable, less current maturities	542,655
Total Liabilities	1,093,090

Stockholders' Equity
Common stock: $0.0001 par value; authorized 200,000,000 shares;
shares issued and outstanding: 59,371,650	5,937
Additional paid-in capital	630,381
Deferred compensation	(70,208)
Retained earnings	128,896
Total Stockholders' Equity	695,006
Total Liabilities and Stockholders' Equity	$1,788,096

See notes to consolidated financial statements.

HAMPTON LUXURY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		For the three months			For the six months
		ended June 30,			ended June 30,
		2006	2005		2006	2005

Contract Revenues		$1,986,082	$2,946,661		$3,012,125	$5,050,310

Contract Costs		1,333,038	2,081,778		2,020,516	3,504,761

Gross profit		653,044	864,883		991,609	1,545,549

Selling, general and administrative expenses		565,235	247,782		657,884	452,471

Income from operations before
other income (expenses)		87,809	617,101		333,725	1,093,078

Other income (expenses):
Equity in income from investment
in joint venture		7,008	-		33,853	-
Interest expense		(11,904)	(12,480)		(23,701)	(25,163)
Income before income taxes		82,913	604,621		343,877	1,067,915

Income taxes		32,600	-		57,755	-

Net income		$50,313	$604,621		$286,122	$1,067,915

Basic earnings per share	$	*	$0.01	$	*	$0.02

Basic weighted average number of
common shares outstanding		59,327,761	57,710,000		59,198,934	57,710,000

* Less than $.01 per share

See notes to consolidated financial statements.

HAMPTON LUXURY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months
	ended June 30,
	2006	2005
Net Income	$286,122	$1,067,916
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on sale of property and equipment	-	(2,314)
Equity in income from investment in joint venture	(33,853)	-
Depreciation and amortization	6,216	-
Amortization of deferred compensation	42,500	4,950
Stock-based compensation	239,839	-
Changes in assets and liabilities:
Contracts receivable	(676,014)	(89,650)
Prepaid expenses and other assets	(20,000)	(466)
Accounts payable	145,775	(144,859)
Accrued expenses and other current liabilities	55,659	189,707
Income taxes payable	57,755	-
Net cash provided by operating activities	103,999	1,025,284

Cash flows from investing activities:
Advances to affiliates	-	(397,868)
Advances to joint venture	(9,484)	-
Purchases of property and equipment	(1,565)	-
Proceeds from sale of property and equipment		10,612
Net cash used in investing activities	(11,049)	(387,256)

Cash flows from financing activities:
Repayments of mortgage payable	(19,158)	(17,758)
Repayment of notes payable	-	(6,360)
Dividends	(300,000)	(198,000)
Net cash used in financing activities	(319,158)	(222,118)

Net (decrease) increase in cash	(226,208)	415,910

Cash, beginning of period	426,481	400,624

Cash, end of period	$200,273	$816,534

Supplemental disclosure of cash flow information:
Interest expense	$23,700	$25,163

Noncash Transactions
Advances to stockholders written off to dividends	$200,000	$-

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

Hamptons Luxury Homes, Inc. (the “Company” or “HLH”) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from March 1, 1998 until December 2003. In December 2003, the Company commenced operations as a builder of single family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

On April 7, 2006, the Company acquired all the outstanding common stock of Telemark, Inc. (“TI”) in exchange for 25,000,000 shares of common stock of the Company. The majority stockholders of the Company owned all the outstanding shares of TI. The acquisition has been recorded on the purchase method of accounting at historical amounts as the Company and TI were under common control. The consolidated financial statements have been presented as if the acquisition had occurred on January 1, 2005.

TI manages the construction of and constructs residential homes, renovations of homes, performs historical restorations, commercial construction and also builds luxury estate homes. Through its wholly-owned subsidiaries Telemark Service and Maintenance, Inc. (“TSM”), and Bridgehampton Lumber Corp. (“Bridgehampton”), the Company provides ongoing property management, maintenance, service, building material and hardware.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial position, the results of the operations and cash flows for the interim periods, have been included. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto and Management’s Discussion and Analysis as included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and the audited financial statements and notes thereto of Telemark, Inc. as of December 31, 2005 and for the two years then ended and notes thereto included in the Company's Current Report on Form 8-K/A filed on June 29, 2006.

Estimates

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

New Accounting Pronouncements

Management  does  not  believe  that  any other recently  issued,  but  not  yet effective accounting  pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

Issuance of stock for services

In May 2006, the Company exchanged $5,000 in cash and a warrant to purchase 25,000 shares of the Company’s common stock exercisable at $1.98, per share, as payment for consulting and marketing services.   The fair value of the warrants was $34,750.

In April 2006, the Company entered into an agreement for financial advisory and investment banking services through October 2006 in exchange for 100,000 shares of the Company’s common stock. The Company has the right, for a period of six months, to repurchase such shares for $25,000. 50,000 shares will be contributed by shareholders. The fair value of the common stock issued by the Company was $50,000.

Under the agreement, the Company also committed to transaction fees for closing merger and acquisition transactions equal to 5% of the aggregate purchase prices; financing fees equal to 1.5% of secured debt funds raised, 4% of unsecured debt funds raised, and 9% of equity funds raised and a 3% non-accountable expense allowance. In addition, upon the first financing, the Company shall issue warrants to purchase shares of the common stock of the Company equal to 10% of the shares sold as described in the agreement. The warrants shall be exercisable for a period of five years from the date of issuance on the same terms and conditions applicable to, and with an exercise price per share equal to the effective per share price paid by, financing sources for a share of common stock of Company.

In April 2006, the Company entered into an agreement for advertising rights, through October 2006, in exchange for 100,000 shares of the Company’s common stock. The fair value of the common stock issued was $100,000.

In June 2006, the Company exchanged 150,000 shares of the Company’s common stock for legal services.  The fair value of the common stock issued was $150,000.

In April 2006, the Company wrote-off advances to stockholders of $200,000 to dividends.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning.  These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation, our ability to raise capital to finance our growth, the ability to manage growth, profitability and the marketability of our services, general economic and business conditions, the impact of developments in the real estate and home construction  and competition in the industry in which we engage, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the construction industry, our ability to enter into acceptable relationships with one or more suppliers, vendors or contractors of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, and other risks detailed from time to time in our filings with the SEC.  We do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

The financial statements presented are those of Hamptons Luxury Homes, Inc., incorporated in May 1996 in the state of Delaware as Southampton Partners, Inc. In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from March 1, 1998 until December 2003 when it commenced operations as a builder of single family homes, provider of construction consulting services and distributor of building materials in the Hamptons area of Long Island, New York.

It is the current goal of the Company to create an integrated real estate services company that concentrates on the luxury vacation estate segment of the real estate industry and develop its business model through wholly-owned subsidiaries in the areas of:  luxury vacation estates sales through the acquisition of real estate brokerages; real estate development through a wholly-owned subsidiary; property management through DWD; and property maintenance and construction through the acquisition of small construction trade companies.

The Company’s current business plan to develop its business and market reach includes acquiring certain of its current subcontractors such as landscape, plumbing, electrical, HVAC companies and design firms, in an effort  to enhance its property maintenance business, create tighter controls in the cost and scheduling of the construction of new vacation estates and to capture income previously paid as a cost of goods. The Company presently plans to use a combination of stock, debt, and cash to fund these acquisitions. The Company also currently plans to purchase prime building lots which the Company believes will add to the perceived value of the Company’s product and allow sales to be closed faster. The Company also intends to expend efforts on a public relations and marketing campaign targeting the most affluent individuals by emphasizing quality craftsmanship and luxury aspects of a Hamptons Luxury Home. The Company also currently intends to expand into other luxury vacation home markets and has identified sixty-six other U.S. markets with similar traits to its current Hamptons market. The Company currently plans to start research on the top 12 markets in 2007, with expansion beginning into the top 12 markets in 2008.

The Company started implementation of its business model in April of 2006 when it acquired Telemark, Inc. a general contractor (“Telemark”) and its subsidiaries, Telemark Services & Maintenance, Inc., a provider of carpentry and painting services, Bridgehampton Lumber, Inc,. a wholesale lumber yard and a 50% ownership in Architectural Millwork of the Hamptons, LLC, a manufacturer of custom millwork and cabinetry. The Company currently plans on making two more acquisitions, a property and casualty insurance company and a real estate brokerage firm, in 2006, which the Company believes will create synergies that will enhance the planned implementation of its business model.  Additionally, the brokerage may provide the Company a sales arm for its real estate development business.

The Company plans to limit its production of new vacation estates to twelve per year in each market.  In the current market and all of the planned expansion markets, there is limited availability of prime building lots. The Company’s proposed land-banking plan will allow the Company to plan the construction of the estate, obtain governmental approvals and begin a pre-construction marketing campaign to pre-sell the homes.

Once contracts are signed for twelve estates in a given year all new contracts will be signed for the next year until each such year is filled. For a client to receive delivery of their estate for the start of the following season, which is Memorial Day in the Hamptons, the purchase contract must be completed by Memorial Day of the year proceeding.

The Company currently plans to expand its business in 2008 by acquiring brand name custom builders and their sub contractors using the same business model it has developed for its Hamptons market in its expansion markets, sales, construction, management and maintenance of luxury vacation estates.  The Company currently plans to concentrate its efforts on the following twelve markets for the first five to six years of its expansion and thereafter to evaluate other markets:

1.

Palm Beach, Florida

2.

Singer Island, Florida

3.

Cape Code, Massachusetts

4.

Hyannis, Massachusetts

5.

Martha’s Vineyard, Massachusetts

6.

Palm Springs, California

7.

Lake Norman, North Carolina

8.

Kennebunkport, Maine

9.

Jackson Hole, Wyoming

10.

Telluride, Colorado

11.

Aspen, Colorado

12.

Vail, Colorado

Merger

On April 7, 2006, the Company acquired all of the outstanding common stock of Telemark in exchange for 25,000,000 shares of the Company’s common stock.  The majority stockholders and officers and directors of the Company, Frank and Roy Dalene, owned all of the shares of Telemark.

Telemark Construction, Inc., a construction company based in Bridgehampton, New York was founded in 1978 by Frank and Hugo Dalene, (Frank Dalene’s father). Today, Telemark manages and constructs luxury estate homes, residential homes, renovations, historical restorations and commercial construction. Through its subsidiaries, it provides ongoing property management, maintenance, service, building material and hardware.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

Results of Operations

General

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. The nine homes are still delayed by the permit process and we have not started the construction process. We had limited direct experience in home construction prior to our merger with Telemark in April 2006. The construction is planned to take place in Southampton Township on Long Island and is expected to start when all required permits are obtained. Currently, these permits are being delayed by the applicable town agencies. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed.  We cannot provide any assurances that the permits will be obtained, or that the contracts will begin or be completed as planned without problems or delays. When and if the appropriate approvals are obtained from the town agencies we anticipate that the contracts will be re-negotiated to update the costs of construction and scope of work that may have changed as a result of the approval process.

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

In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc., to perform construction supervision and advisory services in connection with the construction of homes. In 2006 we realized substantially all of our revenues from these services which indirectly relate to the Barden dealership.

We devoted a substantial amount of our resources during the year ended December 31, 2005 and the first six months of 2006 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, engaging and working with public relations firms and legal and financial advisors and seeking assistance in obtaining investment funding. No funding sources have been identified. As of March 17, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “HLXH.”

Telemark-Construction Under Management

Through most of its history, Telemark has performed work under several different contract types based on the kind of work it performed, preference of the owner and the preference of management. The contract type that is ultimately used on a project may be a part of the negotiating process. The typical contract types are a General Contractor (“GC”), Construction Manager (“CM”) and Construction Administrator (“CA”). Management believes that the different contract types represent various degrees of risk that Telemark assumes and operating cash requirements. Work the Company performs under several different contract types may affect the revenues, the evaluation of revenues year over year and may not be an indication of the construction activity of the Company.

 The GC on a construction job is responsible for subcontractor costs as well as performance and, accordingly, all material and subcontractor costs are paid to and by the GC. The GC accounts for the full amount of the construction costs as revenue and all costs paid for material, labor and to subcontractors as cost of goods sold.

 The CM and CA on a construction job are paid a fee to manage or administrate a project. The owner, rather than the CM or CA, contracts directly with material suppliers and subcontractors and is responsible for all material and subcontractor costs as well as performance. All materials and subcontractor costs are paid by the owner and, therefore, the CM or CA only accounts for its fees as revenues.

When the Company performs all of its work as a GC, then revenues, year over year, is a fair indication of the construction activity of the Company and a direct comparison may be made. When the work performed is under different contract types and the amount of work performed in each contract type varies from year to year then a direct comparison of construction activity may not be able to be made year over year. In 2004 and 2005, the majority of Telemark's work was performed as a GC, while in the first six months of 2006, the percentage of its work as a CA increased. Management believes that when all material and subcontractor costs or total construction costs of CM and CA contract types are included together with the GC contract type and known as Construction Under Management, a direct comparison of construction activity may then be made year over year.

The Company also performs service and maintenance work on homes that it has built and homes of other select clients, including property management, routine maintenance and small projects on a will call basis. The work is performed by the Company’s own labor force in the carpentry and painting trades. The work is generally billed on a time and material basis with occasional work proposed at a fixed price.

The following table identifies the work performed as construction activities under the GC, CA contract types, service and maintenance work during the indicated time periods. No CM contracts were performed during these time periods. CA – Total Construction Cost includes all material costs, subcontractor cost, fees and commissions even though the material and subcontractor costs are paid directly by the owner.

	1st Quarter		2nd Quarter		Six Months Ended
					June 30th
	2005	2006	2005	2006	2005	2006
General Contractor	$2,069,282	$752,472	$2,829,045	$1,799,410	$4,898,327	$2,551,882
CA – Total Construction Cost	$0	$571,636	$36,576	$455,268	$36,576	$1,026,904
Service and Maintenance	$21,835	$90,993	$46,081	$115,689	$67,916	$206,682
Construction Under Management	$2,091,117	$1,415,101	$2,911,702	$2,370,367	$5,002,819	$3,785,468

The following table identifies Construction Income as it is booked in the financial statements and tied into Revenues. Only CA Fees and Commissions of the Barden dealership are booked as Construction Income in CA Contracts. Other Income includes non-construction income.

	1st Quarter		2nd Quarter		Six Months Ended
					June 30th
	2005	2006	2005	2006	2005	2006
General Contractor	$2,069,282	$752,472	$2,829,045	$1,799,410	$4,898,327	$2,551,882
CA – Fees & Commissions	$0	$112,366	$30,963	$61,499	$30,963	$173,865
Service and Maintenance	$21,835	$90,993	$46,081	$115,689	$67,916	$206,682
Construction Income	$2,091,117	$955,831	$2,906,089	$1,976,598	$4,997,206	$2,932,429
Other Income	$12,532	$ 70,212	$40,572	$ 9,484	$53,104	$ 79,696
Revenues	$2,103,649	$1,026,043	$2,946,661	$1,986,082	$5,050,310	$3,012,125

One of the factors that contributed to the decrease in Revenues for 2006 is the increase of CA Contracts in 2006 compared to the CA Contracts in 2005. In the Six Months Ended June 2006 Revenues are $3,012,125 however during the same time period Construction Under Management is $3,785,468. Due to an increase of construction activity under a CA contract $739,490 of construction costs were not captured as Revenues as they would in a GC contract.

Management is currently considering a plan to acquire property on which to build estate homes for sale, which would result in the Company having the ability to control the decision as to contract type it uses which would be that of a GC.  No assurances can be given as to the likelihood or timing of implementing that plan successfully.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues 2006 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the three months ended June 30, 2006 decreased by $961 thousand or 33% to $1,986 thousand from $2,947 thousand for the comparable period in 2005. The primary reasons for the decrease was an increase in Construction Administration contracts as discussed in “Construction Under Management” above. From January 1, 2005 through September 15, 2005 we had one large project with an accelerated time frame for completion. When there is an accelerated construction schedule the work that is performed is compressed into a shorter time period. This is accomplished by staging completion floor by floor to allow more manpower to be present at the same time. The project was a large residence that had three floors of living area. During the same time, the work day was extended to fourteen hours per day and the work week was extended to seven days per week. An accelerated construction schedule causes more work to be performed during a period of time than is usually performed in a normal construction schedule, this causes revenues, cost of revenues and related income to increase as it did from January 1, 2005 to September 15, 2005.

Cost of revenue Cost of revenue as a percentage of total revenues was 67% and 71% for the three months ended June 30, 2006 and 2005, respectively. Cost of revenues decreased $749 thousand to $1.333 million for the three months ended June 30, 2006 from $2.082 million for the comparable period in 2005. The decrease of Cost of Revenues was due primarily to a normal construction schedule being followed on projects completed for the first six months of 2006 as discussed in “Revenues”. The decrease of the percentage of Cost of Revenue to Revenues for the three months ended June 30, 2006 is the result of an increase of CA contracts as discussed in “Construction Under Management” above.

Gross profit Gross profit as a percentage of total revenue was 33% and 29% for the three months ended June 30, 2006 and 2005, respectively. Gross profit decreased $212 thousand or 24% to $653 thousand for the three months ended June 30, 2006 from $865 thousand for the comparable period in 2005.  This decrease was due primarily to a return to a normal construction schedule in the six months ended June 30, 2006. The increase of the percentage of Gross Profit to Revenues for the three months ended June 30, 2006 is also the result of an increase of CA contracts as discussed in “Construction Under Management” above.

Selling, general and administrative Selling, general and administrative expenses increased $317 thousand or 128% to $565 thousand for the three months ended June 30, 2006 compared to $248 thousand for the comparable period in 2005. The increase was due to an increase in professional fees related to the merger with Telemark, fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period.

Interest expense Interest expense was $12 thousand for the three months ended June 30, 2006 and 2005, respectively.

Net income The Company’s net income for the three months ended June 30, 2006 was $50 thousand and $605 thousand for the same period in 2005.  This was due to the added expense of the Telemark merger.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues 2006 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the six months ended June 30, 2006 decreased $2.038 million or 40% to $3.012 million as compared with $5.050 million for the comparable period in 2005. This decrease was due primarily to an increase in Construction Administration contracts as discussed in “Construction Under Management” above. During the period January 1, 2005 through September 15, 2005 we had one large project with an accelerated time frame for completion. When there is an accelerated construction schedule the work that is performed is compressed into a shorter time period. An accelerated construction schedule causes more work to be performed during a shorter period of time than in a normal construction schedule. This causes revenues, cost of revenues and related income to increase as it did from January 1, 2005 to September 15, 2005.

Cost of revenue Cost of revenue as a percentage of total revenues was 67% and 69% for the three months ended June 30, 2006 and 2005, respectively. Cost of revenues for the six months ended June 30, 2006 decreased by $1.484 million or 42% to $2.021 million compared with $3.505 million for the comparable period in 2005. The primary reason for the decrease in percentage of revenues was the increase of CA contracts as discussed in “Construction Under Management” above. The decrease of Cost of Revenues was due primarily to a normal construction schedule being followed on projects completed for the first six months of 2006 as discussed in “Revenues”.

Gross profit Gross profit as a percentage of total revenues was 33% and 31% for the six months ended June 30, 2006 and 2005, respectively. Gross profit was $.992 million for the six months ended June 30, 2006 as compared to $1.546 million for the six months ended June 30, 2005, a decrease of $554 thousand or 36%. This decrease was due primarily to a return to a normal construction schedule in the six months ended June 30, 2006 as discussed in “Revenues”. The increase of the percentage of Gross Profit to Revenues for the six months ended June 30, 2006 is also the result of an increase of CA contracts as discussed in “Construction Under Management” above.

Selling, general and administrative Selling, general and administrative expenses increased $205 thousand or 45% to $658 thousand for the six months ended June 30, 2006 compared to $452 thousand for the comparable period in 2005. Approximately 90% of the increase was due to an increase in professional fees related to the merger, fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period and approximately 10% of the increase was due to additional advertising costs in the period.

Income from operations before other expense. The Company’s income from operations during the six months ended June 30, 2006 and 2005 was $334 thousand and $1.093 million, respectively.

Interest expense Interest expense decreased $1 thousand for the six months ended June 30, 2006 to $24 thousand compared to $25 thousand for the comparable period in 2005.

Income taxes For the six months ended June 30, 2006 and 2005, the Company recorded a provision for income taxes of $57,755 and $ -0-.  No corporate income tax was due for 2005 because the Company had net operating loss carry forwards from prior periods that fully offset the tax provision.

Net income The Company recorded net income of $286 thousand and $1.068 million for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $200,273 as of June 30, 2006 compared to $426,481 at December 31, 2005, none of which was restricted.

The Company had working capital of $829 thousand as of June 30, 2006 and $436 thousand as of December 31, 2005.

The Company had retained earnings of $129 thousand as of June 30, 2006. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows from operations provided $137,852 in cash for the six months ended June 30, 2006. The cash provided during the six months ended June 30, 2006 consisted primarily of the net income of $286,122 , net of non-cash changes which provided $288,555  and changes in operating assets and liabilities which used $436,825

The Company has no committed source of debt or equity capital. However, the Company believes that the merger with Telemark in April 2006 resulted in sufficient cash flow not to need any immediate sources of financing.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires the Company to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the financial statements, included elsewhere in this Report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue Recognition

The Company performs the majority of its projects under the following types of contracts: cost-plus and time-and-materials. For time-and-materials and cost-plus contracts’ revenue is recognized as costs are incurred.

Stock Based Compensation

Compensation costs for common stock, warrants and options issued for services were based on the fair value method. Fair value was based on the value of the common stock issued or services provided, whichever is more determinable.

Item 3.

Controls and Procedures.

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management’s assessment of the potential effects of the material weakness described below, our Chief Executive Officer and Senior Vice President, Finance and Administration, concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded, and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an “accelerated filer” (as defined in the Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2006.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued unregistered securities which have not been “previously reported” as defined in Rule 12b-2 of the Exchange Act, except:

On April 4, 2006, we issued 50,000 shares of our common stock to vFinance Investments, Inc. as a retainer for financial advisory and investment banking services rendered to us.

On May 1, 2006, we issued a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $1.98 per share to William Jordan for marketing services provided to us.

On May 10, 2006, we issued an aggregate of 11,650 founders shares to prior subscribers of shares of our common stock but which were not previously issued.

Item 6.

Exhibits

Exhibit Number	Description

3.1

Certificate of Incorporation, dated May 15, 1996 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB12G filed December 12, 2000 (the “Form 10-SB12G”)).

3.2	Certificate of Renewal and Revival of Charter, dated January 15, 1999 (incorporated herein by reference to Exhibit 3.1(C) to the Form 10-SB12G)

3.3	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1999 (incorporated herein by reference to Exhibit 3.1(A) to the Form 10-SB12G)

3.4	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2000 (incorporated herein by reference to Exhibit 3.1(B) to the Form 10-SB12G)

3.5*	Amended By-laws

4.1

Sponsor Market Agreement, dated April 9, 2006 between the Company, Telemark Inc. and Venturini Motorsports (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed April 19, 2006)

4.2*	Warrant, dated May 1, 2006 to William Jordan

4.3*	Financial Advisory and Investment Bank Agreement, dated April 10, 2006, between the Company and vFinance Investments, Inc.

4.4*	Letter Agreement, dated November 15, 2005, between the Company and Robert Lee Butler

4.5

Letter Agreement, dated July 18, 2005, between the Company and Sequoia Capital Advisors LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2005)

10.1

Share Exchange Agreement, dated April 7, 2006, by and between the Company, Telemark, Inc. and the shareholders listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2006)

10.2

Agreement, dated April 29, 2005, between the Company, Telemark Inc. and Chanin Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed September 16, 2005)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

_________________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTONS LUXURY HOMES, INC.

Dated: August 17, 2006

By:  /s/ Roy Dalene

Roy Dalene

Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: August 17, 2006

By: /s/ Frank Dalene

Frank Dalene

Chief Financial Officer, Vice

President and Secretary

(Principal Financial Officer and

Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Incorporation, dated May 15, 1996 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB12G filed December 12, 2000 (the “Form 10-SB12G”)).

3.2	Certificate of Renewal and Revival of Charter, dated January 15, 1999 (incorporated herein by reference to Exhibit 3.1(C) to the Form 10-SB12G)

3.3	Certificate of Amendment of Certificate of Incorporation, dated January 21, 1999 (incorporated herein by reference to Exhibit 3.1(A) to the Form 10-SB12G)

3.4	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2000 (incorporated herein by reference to Exhibit 3.1(B) to the Form 10-SB12G)

3.5*	Amended By-laws

4.1

Sponsor Market Agreement, dated April 9, 2006 between the Company, Telemark Inc. and Venturini Motorsports (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed April 19, 2006)

4.2*	Warrant, dated May 1, 2006 to William Jordan

4.3*	Financial Advisory and Investment Bank Agreement, dated April 10, 2006, between the Company and vFinance Investments, Inc.

4.4*	Letter Agreement, dated November 15, 2005, between the Company and Robert Lee Butler

4.5

Letter Agreement, dated July 18, 2005, between the Company and Sequoia Capital Advisors LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2005)

10.1

Share Exchange Agreement, dated April 7, 2006, by and between the Company, Telemark, Inc. and the shareholders listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2006)

10.2

Agreement, dated April 29, 2005, between the Company, Telemark Inc. and Chanin Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed September 16, 2005)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

_________________

* Filed herewith.