Form 10QSB
period 2006-09-30
HAMPTONS LUXURY HOMES INC
filed 2006-11-20
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐        No ☒

As of November 14, 2006, there were 58,021,650 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements

HAMPTONS LUXURY HOMES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$287,908
Contract receivables	667,167
Prepaid expenses	10,000
Inventory	25,642
Total current assets	990,717

Property and equipment, net	335,241

Advances to and investment in joint venture	44,849
Other assets	9,797

Total Assets	$1,380,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of mortgage payable	$41,223
Accounts payable	284,573
Income taxes payable	11,500
Accrued expenses and other current liabilities	38,777
Total current liabilities	376,073

Mortgage payable, less current maturities	532,790
Total Liabilities	908,863

Stockholders' Equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
58,021,650 shares issued and outstanding	5,802
Additional paid-in capital	495,515
Retained earnings	23,669
Deferred compensation	(53,245)
Total Stockholders' Equity	471,741
Total Liabilities and Stockholders' Equity	$1,380,604

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Contract revenues	$846,547	$1,735,697	$3,858,672	$6,786,007

Contract costs	634,306	981,046	2,654,822	4,566,163

Gross profit	212,241	754,651	1,203,850	2,219,844

Selling, general and administrative expenses	(408,966)	(340,890)	(1,066,850)	(606,495)

Income (loss) from operations
before other income (expense)	(196,725)	413,761	137,000	1,613,349

Other income (expense):
Equity in income (loss) from investment
in joint venture	(7,264)	-	26,589	-
Interest expense	(13,930)	(10,898)	(37,631)	(36,060)

Income (loss) before income taxes	(217,919)	402,863	125,958	1,577,289

Income taxes (benefit)	(46,255)	-	(11,500)	-

Net income (loss)	$(171,664)	$402,863	$114,458	$1,577,289

Basic and diluted earnings per common share	$(0.00)	$0.01	$0.00	$0.03

Basic and diluted weighted average number
of common shares outstanding	58,021,650	57,710,000	58,350,227	57,710,000

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)
	For the nine months
	ended September 30,
	2006	2005
Net Income	$114,458	$1,577,289
Adjustments to reconcile net income to net
cash provided in operating activities:
Gain on sale of property and equipment	-	(3,610)
Equity in income from investment in joint venture	(26,589)	-
Depreciation and amortization	14,617	-
Amortization of deferred compensation	246,755	7,425
Stock-based compensation	20,416	-
Changes in assets and liabilities affecting operations:
Contract receivables	(302,205)	328,544
Prepaid expenses	(10,000)	(31,084)
Investment in joint venture	(9,494)	-
Other assets	-	(9,797)
Accounts payable	81,272	(205,849)
Accrued expenses and other current liabilities	(9,504)	(888,298)
Income taxes payable	11,500	-
Advances from customer	-	11,016
Net cash provided in operating activities	131,226	785,636

Cash flows from investing activities:
Advances to affiliates	66,437	(397,868)
Purchase of property and equipment	(7,271)	-
Proceeds of sales of property and equipment	-	14,500
Net cash used in investing activities	59,166	(383,368)

Cash flows from financing activities:
Repayments of mortgage payable	(28,965)	(26,904)
Repayment of notes payable	-	(6,360)
Dividends paid to shareholders	(300,000)	(218,000)
Net cash used in financing activities	(328,965)	(251,264)

Net (decrease) increase in cash	(138,573)	151,003

Cash, beginning of period	426,481	400,624

Cash, end of period	$287,908	$551,627

Supplemental disclosure of cash flow information:
Interest expense	$37,631	$36,060

Noncash Transactions
Advances to stockholders written off to dividends	$200,000	$-

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

Hamptons Luxury Homes, Inc. (“we,” “us,” “our,” the “Company,” or “HLH”) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from March 1, 1998 until December 2003.  In December 2003, the Company commenced operations as a builder of single family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

On April 7, 2006, the Company acquired all the outstanding common stock of Telemark, Inc. (“Telemark” or “TI”) in exchange for 25,000,000 shares of common stock of the Company.  The majority stockholders of the Company owned all the outstanding shares of TI.  The acquisition has been recorded on the purchase method of accounting at historical amounts as the Company and TI were under common control.  The consolidated financial statements have been presented as if the acquisition had occurred on January 1, 2005.

TI manages the construction of and constructs residential homes, renovations of homes, performs historical restorations, commercial construction and also builds luxury estate homes.  Through our wholly-owned subsidiaries Telemark Service and Maintenance, Inc. (“TSM”), and Bridgehampton Lumber Corp. (“Bridgehampton”), the Company provides ongoing property management, maintenance, service, building material and hardware.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Issuance of stock for services

In April 2006, the Company entered into an agreement for financial advisory and investment banking services through October 2006 in exchange for 100,000 shares of the Company’s common stock.  Under this agreement, the Company had the right, for a period of six months, to repurchase such shares for $25,000.  50,000 shares were to be contributed by shareholders.  The fair value of the common stock issued by the Company was $50,000.  Under the agreement, the Company also committed to transaction fees for closing merger and acquisition transactions equal to 5% of the aggregate purchase prices; financing fees equal to 1.5% of secured debt funds raised, 4% of unsecured debt funds raised, and 9% of equity funds raised and a 3% non-accountable expense allowance.  In addition, upon the first financing, the Company shall issue warrants to purchase shares of the common stock of the Company equal to 10% of the shares sold as described in the agreement.  The warrants shall be exercisable for a period of five years from the date of issuance on the same terms and conditions applicable to, and with an exercise price per share equal to the effective per share price paid by, financing sources for a share of common stock of Company.  In October, 2006, the Company modified the compensation under this agreement from 100,000 shares to 50,000 shares of the Company’s common stock.  Simultaneously with the modification, the Company exercised its right to repurchase the 50,000 shares for $12,500.

During the quarter ended September 30, 2006 a settlement was reached whereby the Company received 1,350,000 shares of its previously issued common stock for services that were not performed.

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

It is the current goal of the Company to create an integrated real estate services company that concentrates on the luxury vacation estate segment of the real estate industry and develop its business model through wholly-owned subsidiaries in the areas of: the acquisition of real estate brokerages; selling luxury vacation estates; real estate development through a wholly-owned subsidiary; property management through DWD; and property maintenance and construction through the acquisition of small construction trade companies.

The Company anticipates developing its business and market reach by acquiring certain of its current subcontractors such as landscapers, plumbers, electricians, HVAC companies and design firms.  We believe these acquisitions will enhance our property maintenance business, create tighter controls in the cost and scheduling of the construction of new vacation estates and capture income previously paid as a cost of goods.  The Company presently plans to use a combination of stock, debt, and cash to fund these acquisitions.  The Company is currently working on raising capital through equity investors and obtaining debt financing from institutional funding sources.  The Company plans to complete a capital raise and obtain debt financing sometime in 2007.  The Company also plans on acquiring a property and casualty insurance company and a real estate brokerage firm in 2007.  Additionally, the brokerage firm may provide the Company a sales arm for its real estate development business.  The Company also currently plans to purchase prime building lots.  The Company also intends to expend efforts on a public relations and marketing campaign targeting the most affluent individuals by emphasizing quality craftsmanship and luxury aspects of a Hamptons Luxury Home.  The Company currently plans to start research on the top 12 markets in 2007, with expansion beginning into the top 12 markets in 2008:

1. Palm Beach, Florida

2. Singer Island, Florida

3. Cape Cod, Massachusetts

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

The Company plans to limit its production of new vacation estates to a maximum of twelve per year in each market.  In the current market and all of the planned expansion markets, there is limited availability of prime building lots. The Company’s proposed land-banking plan will allow the Company to plan the construction of the estate, obtain governmental approvals and begin a pre-construction marketing campaign to pre-sell the homes.

Once contracts are signed for twelve estates in a given year all new contracts will be signed for the next year until each such year is filled. For a client to receive delivery of their estate for the start of the following season, which is Memorial Day in the Hamptons, the purchase contract must be completed by Memorial Day of the previous year.

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

Results of Operations

General

We were inactive for the five years prior to December 2003 with no revenues whatsoever.  In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 in fees to us and subsequently entered into contracts to manage the construction of homes.  The nine homes are still delayed by the permit process and we have not started the construction process. We had limited direct experience in home construction prior to our merger with Telemark in April 2006.  The nine-home construction is planned to take place in Southampton Township on Long Island and is expected to start when all required permits are obtained.  Currently, these permits are being delayed by the applicable processes of the town agencies.  Prior to starting construction, the customer needed to secure financing and numerous permits and approvals.  The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway.  We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed.  We cannot provide any assurances that the permits will be obtained, or that the contracts will begin or be completed as planned without problems or delays.  When and if the appropriate approvals are obtained from the town agencies we anticipate that the contracts will be re-negotiated to update the costs of construction and scope of work that may have changed as a result of the approval process.

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

In April 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc., to perform construction supervision and advisory services in connection with the construction of homes and business development of major commercial projects.  In 2006 we realized substantially all of our revenues from these services which indirectly relate to the Barden dealership.

We devoted a substantial amount of our resources during the year ended December 31, 2005 and the first nine months of 2006 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, engaging and working with public relations firms and legal and financial advisors and seeking assistance in obtaining investment funding.  We have entertained several proposals for equity and debt funding but have not accepted any proposal.  As of March 17, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “HLXH.”

Telemark-Construction Under Management

Through most of its history, Telemark has performed work under several different contract types based on the kind of work it performed, preference of the owner, and the preference of management.  The contract type that is ultimately used on a project may be a part of the negotiating process.  The typical contract types are a General Contractor (“GC”), Construction Manager (“CM”) and Construction Administrator (“CA”).  Management believes that the different contract types represent various degrees of risk that Telemark assumes and operating cash requirements.  Work the Company performs under several different contract types may affect the revenues, the evaluation of revenues year over year and may not be an indication of the construction activity of the Company.

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

When the Company performs all of its work as a GC, then revenues, year over year, is a fair indication of the construction activity of the Company and a direct comparison may be made.  When the work performed is under different contract types and the amount of work performed in each contract type varies from year to year then a direct comparison of construction activity may not be able to be made year over year.  In 2004 and 2005, the majority of Telemark's work was performed as a GC, while in the first nine months of 2006, the percentage of its work as a CA increased.  Management believes that when all material and subcontractor costs or total construction costs of CM and CA contract types are included together with the GC contract type and known as Construction Under Management, a direct comparison of construction activity may then be made year over year.

The Company also performs service and maintenance work on homes that it has built and homes of other select clients, including property management, routine maintenance and small projects on a will call basis.  The work is performed by the Company’s own labor force and subcontractors in the carpentry and painting trades.  The work is generally billed on a time and material basis with occasional work proposed at a fixed price.

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

	1st Quarter		2nd Quarter		3rd Quarter		Nine Months Ending June 30,

	2005	2006	2005	2006	2005	2006	2005	2006
General Contractor	$2,069,282	$752,472	$2,829,045	$1,799,410	$1,619,204	$802,687	$6,517,531	$3,354,569
CA – Total Construction Cost	$0	$571,636	$36,576	$455,268	$457,151	$133,484	$493,727	$1,160,388
Service and Maintenance	$21,835	$90,993	$46,081	$115,689	$18,078	$35,654	$85,994	$242,336
Construction Under Management	$2,091,117	$1,415,101	$2,911,702	$2,370,367	$2,094,433	$971,825	$7,097,252	$4,757,293

The following table identifies Construction Income as it is booked in the financial statements and tied into Revenues. Only CA Fees and Commissions of the Barden dealership are booked as Construction Income in CA Contracts. Other Income includes non-construction income.

	1st Quarter		2nd Quarter		3rd Quarter		Nine Months Ending June 30,

	2005	2006	2005	2006	2005	2006	2005	2006
General Contractor	$2,069,282	$752,472	$2,829,045	$1,799,410	$1,619,204	$802,687	$6,517,531	$3,354,569
CA – Fees & Commissions	$0	$112,366	$30,963	$61,499	$96,907	$6,456	$127,870	$180,321
Service and Maintenance	$21,835	$90,993	$46,081	$115,689	$18,078	$35,654	$85,994	$242,336
Construction Income	$2,091,117	$955,831	$2,906,089	$1,976,598	$1,734,189	$844,797	$6,731,395	$3,777,226
Other Income	$12,532	$70,212	$40,572	$9,484	$1,508	$1,750	$54,612	$81,446
Revenues	$2,103,649	$1,026,043	$2,946,661	$1,986,082	$1,735,697	$846,547	$6,786,007	$3,858,672

One of the factors that contributed to the decrease in Revenues for 2006 is the increase of CA Contracts in 2006 compared to the CA Contracts in 2005.  In the Nine Months Ended September 2006 Revenues are $3,858,672 however during the same time period Construction Under Management is $4,757,293.  Due to an increase of construction activity under a CA contract $898,621 of construction costs were not captured as revenues as they would in a GC contract.

Management is currently considering a plan to acquire property on which to build estate homes for sale, which would result in the Company having the ability to control the decision as to contract type it uses which would more likely be that of a GC.  The Company currently bids on work on properties owned by others and relies on the acceptance of the bid for all of its work.  Implementing a plan to acquire property and build estate homes for sale will provide an additional source of revenues and income as a result of decisions made by the company rather than solely relying on the decision of others.  No assurances can be given as to the likelihood or timing of implementing that plan successfully.

During the second quarter and into the third quarter of this year, a significant portion of Management’s resources and time was spent transitioning from a private company into a public company.  Management has focused on regulatory requirements, meeting with investor relations consultants, meeting with public relations consultants, working with accounting consultants, working with legal consultants, making presentations to investors at meetings in Long Island, New York City and Chicago, making presentations to institutional funding sources to raise equity capital and debt financing and developing its business plan.  In the third quarter Management increased its efforts in marketing and sales by meeting with Architectural firms and Real Estate professionals.  The results should be positive and we believe they may begin impacting revenues in the first quarter of 2007.  We currently received verbal acceptance of bids on six GC contract type projects with a combined value of $5,500,000.  The projects are expected to start in late 2006 or early 2007.  We have bids outstanding on eight GC contract type projects that would start in the middle to late 2007 with an expected combined value of $14,932,000.  Although we believe that it is favorable that all of the above mention bids will become contracts, no assurances can be given as to the likelihood or timing of the execution of the contracts.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues 2006 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the three months ended September 30, 2006 decreased by $889,000 or 51% to $847,000 from $1,736,000 for the comparable period in 2005.  The primary reason for the decrease was a decrease in contracted work.  From January 1, 2005 through September 15, 2005 we had one large project with an accelerated time frame for completion.  When there is an accelerated construction schedule the work that is performed is compressed into a shorter time period.  This is accomplished by staging completion floor by floor to allow more manpower to be present at the same time.  The project was a large residence that had three floors of living area.  During the same time, the work day was extended to fourteen hours per day and the work week was extended to seven days per week.  An accelerated construction schedule causes more work to be performed during a period of time than is usually performed in a normal construction schedule, this causes revenues, cost of revenues and related income to increase as it did from January 1, 2005 to September 15, 2005.

Cost of revenue Cost of revenue as a percentage of total revenues was 75% and 57% for the three months ended September 30, 2006 and 2005, respectively.  Cost of revenues decreased by $347,000 to $634,000 for the three months ended September 30, 2006 from $981,000 for the comparable period in 2005.  The decrease of Cost of Revenues was due primarily to a decrease in contracted work. The increase of the percentage of Cost of Revenue to Revenues for the three months ended September 30, 2006 is the result of contracts entered into with decreased margins.

Gross profit Gross profit as a percentage of total revenue was 25% and 43% for the three months ended September 30, 2006 and 2005, respectively.  Gross profit decreased $542,000 or 72% to $212,000 for the three months ended September 30, 2006 from $754,000 for the comparable period in 2005.  This decrease was due primarily to a decrease of contracted work.  The decrease of the percentage of Gross Profit to Revenues for the three months ended September 30, 2006 is also the result of contracts entered into with decreased margins.

.

Selling, general and administrative Selling, general and administrative expenses increased $68,000 or 20% to $409,000 for the three months ended September 30, 2006 compared to $341,000 for the comparable period in 2005.  The increase was due to an increase in professional fees related to the merger with Telemark, fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period.

Interest expense Interest expense was $14,000 and $11,000 for the three months ended September 30, 2006 and 2005, respectively.

Net income (loss) The Company’s net income (loss) for the three months ended September 30, 2006 was ($172,000) and $403,000 for the same period in 2005.  This was due to a decrease of contract work and the added expense of the Telemark merger, fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues 2006 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the nine months ended September 30, 2006 decreased by $2,927,000 or 43% to $3,859,000 as compared with $6,786,000 for the comparable period in 2005.  This decrease was due primarily to a decrease in contracted work and an increase in Construction Administration contracts as discussed in “Construction Under Management” above. During the period January 1, 2005 through September 15, 2005 we had one large project with an accelerated time frame for completion.  When there is an accelerated construction schedule the work that is performed is compressed into a shorter time period.  An accelerated construction schedule causes more work to be performed during a shorter period of time than in a normal construction schedule.  This causes revenues, cost of revenues and related income to increase as it did from January 1, 2005 to September 15, 2005.

Cost of revenue Cost of revenue as a percentage of total revenues was 69% and 67% for the nine months ended September 30, 2006 and 2005, respectively.  Cost of revenues for the nine months ended September 30, 2006 decreased by $1,912,000 or 42% to $2,7655,000 compared with $4,566,000 for the comparable period in 2005.  The primary reasons for the decrease in cost of revenues was the increase of CA contracts as discussed in “Construction Under Management” above, a decrease in contracted work and a normal construction schedule being followed on projects completed for the first nine months of 2006 as discussed in “Revenues.”

Gross profit Gross profit as a percentage of total revenues was 31% and 33% for the nine months ended September 30, 2006 and 2005, respectively.  Gross profit was $1,204,000 for the nine months ended September 30, 2006 as compared to $2,220,000 for the nine months ended September 30, 2005, a decrease of $1,016,000 or 46%.  This decrease was due primarily to a decrease in contracted work and a return to a normal construction schedule in the nine months ended September 30, 2006 as discussed in “Revenues.”  The decrease of the percentage of Gross Profit to Revenues for the nine months ended September 30, 2006 is also the result of one project with decreased margins and an increase of CA contracts as discussed in “Construction Under Management” above.

Selling, general and administrative Selling, general and administrative expenses increased $461, 000 or 76% to $1,067,000 for the nine months ended September 30, 2006 compared to $606,000 for the comparable period in 2005.  The majority of the increase was due to an increase in professional fees related to the merger, fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period and the remainder of the increase was due to additional advertising costs in the period.

Income from operations before other income (expense). The Company’s income from operations during the nine months ended September 30, 2006 and 2005 was $137,000 and $1,613,000, respectively.

Interest expense Interest expense increased $2,000 for the nine months ended September 30, 2006 to $38,000 compared to $36,000 for the comparable period in 2005.

Income taxes For the nine months ended September 30, 2006 and 2005, the Company recorded a provision for income taxes of $11,500 and $-0-.  No corporate income tax was due for 2005 because the Company had net operating loss carry forwards from prior periods that fully offset the tax provision and all income generated in the Telemark operations were taxed on the individual level since Telemark was a Sub-Chapter S corporation until year end 2005.

Net income The Company recorded net income of $114,000 and $1, 577 ,000 for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $288,000 as of September 30, 2006 compared to $426,000 at December 31, 2005, none of which was restricted.

The Company had working capital of $615,000 as of September 30, 2006 and $436,000 as of December 31, 2005.

The Company had retained earnings of $24,000 as of September 30, 2006. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows from operations provided $131,000 in cash for the nine months ended September 30, 2006. The cash provided during the nine months ended September 30, 2006 consisted primarily of the net income of $114,000 and non-cash changes which provided $255,000 and changes in operating assets and liabilities which used $238,000.

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

Item 3.  Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13d-15(a) and 15d-15(e)).  Based upon that evaluation and management’s assessment of the potential effects of the material weakness described below, our Chief Executive Officer and Senior Vice President, Finance and Administration, concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Disclosure Controls and Internal Controls.

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

PART II

OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We have not issued unregistered securities which have not been “previously reported” as defined in Rule 12b-2 of the Exchange Act, except:

Item 6.

Exhibits

Exhibit Number

Description

31.1*

Section 302 Certification of Principal Executive Officer

31.2*

Section 302 Certification of Principal Financial Officer

32.1*

Section 906 Certification of Principal Executive Officer

32.2*

Section 906 Certification of Principal Financial Officer

_______________

*   Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTONS LUXURY HOMES, INC.

Dated: November 17, 2006

By:  /s/ Roy Dalene

Roy Dalene

Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: November 17, 2006

By: /s/ Frank Dalene

Frank Dalene

Chief Financial Officer, Vice

President and Secretary

(Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT LIST

Exhibit Number

Description

31.1*

Section 302 Certification of Principal Executive Officer

31.2*

Section 302 Certification of Principal Financial Officer

32.1*

Section 906 Certification of Principal Executive Officer

32.2*

Section 906 Certification of Principal Financial Officer

_______________

*   Filed herewith.