Form 10KSB
period 2006-12-31
HAMPTONS LUXURY HOMES INC
filed 2007-04-02
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State Issuer’s revenues for its most recent year: $4,557,941 as of December 31, 2006.

As of February 28, 2007, the aggregate market value (based upon the last sales price of the Issuer's Common Stock reported by the OTC Bulletin Board) of the Common stock held by non-affiliates (all person other than executive officers, directors and 5 percent shareholders of Registrant) of the Registrant was approximately $283,982.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2007 is 57,971,650 shares, all of one class, $.0001 par value per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No   NOT APPLICABLE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format    Yes ☒   No ☐

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

· our future operating results,

· our business prospects,

· our contractual arrangements and relationships with third parties,

· the dependence of our future success on the general economy,

· our possible financings, and

· the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which are described in, close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.DESCRIPTION OF BUSINESS

Hamptons Luxury Homes (www.hlxhomes.com) is a regional construction services company that builds and maintains custom homes, luxury vacation homes and ultra-luxury estate homes with operations in Bridgehampton, New York. Hamptons Luxury Homes’ wholly owned subsidiary, Telemark Inc. (“Telemark”) is a nationally recognized and award winning ultra-luxury homebuilder. Telemark was awarded “Custom Builder of the Year” by Custom Builder Magazine in 1998. The Company maintains an industry leading reputation for construction of luxury vacation homes from foundation to completion, with values ranging up to $50 million.  We believe Hamptons Luxury Homes combines the most innovative methods of ultra-high quality materials with superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons, New York (through its Telemark subsidiary), we plan to expand into similar luxury markets in the United States.

Hamptons Luxury Homes, Inc. (“we,” “us,” “our,” the “Company,” or “HLH”) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from March 1, 1998 until December 2003.  In December 2003, the Company commenced operations and became a builder of single family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

On April 7, 2006, the Company acquired all the outstanding common stock of Telemark, Inc. (“Telemark” or “TI”) and its subsidiaries in exchange for 25,000,000 shares of common stock of the Company.  The majority stockholders of the Company owned all the outstanding shares of TI.  The acquisition has been recorded on the purchase method of accounting at historical amounts as the Company and TI were under common control.  The consolidated financial statements have been presented as if the acquisition had occurred on January 1, 2005.

HLH performs its construction services through five wholly-owned subsidiaries and one joint venture. The wholly-owned subsidiaries are: Telemark, Inc. (“TI”) manages the construction of and constructs custom homes, luxury vacation homes, ultra-luxury estate homes, renovations of homes, performs historical restorations, and commercial construction. Telemark Service and Maintenance, Inc. (“TSM”), provides ongoing property management, maintenance and service. Bridgehampton Lumber Corp. (“Bridgehampton”) supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”).  Barden is a custom panelized manufacturer, which supplies materials for the housing and light industrial industries. DWD Construction Services, Inc. (“DWD”) performs construction administration and advisory services in connection with the construction of homes and business development of major commercial projects. East Coast Properties, Inc. (“ECP”) is currently inactive however we plan to become active when we enter into joint ventures with property owners for the development and sale of new or renovated custom home and when we purchase properties. TI is a fifty percent partner in a joint venture known as Architectural Woodwork of the Hamptons, LLC that manufacturers and installs custom millwork, custom cabinetry, custom built-ins and furniture.

Our Market

HLH’s primary market is a resort and vacation home market for the affluent in the USA, Europe and other parts of the world. Individuals that own a primary residence elsewhere own 39% of the homes and 49% of the vacant land in the Hamptons. According to a Suffolk County Research Report titled “Real Estate Market In The Five Eastern Towns of Long Island,” in total there are 27,371 homes in our market that are considered vacation homes or secondary homes and 6,588 building lots owned by individuals with plans to build vacation or secondary homes.  The vacation homes or secondary homes are primarily used for the summer season of Memorial Day to Labor Day and occasionally on weekends throughout the remainder of the year. With the median price of a home in the market of $706,500 the owners have a substantial investment in their property that requires constant maintenance and management, however, they are present only part-time.

We believe the ability of HLH to provide construction services from purchase or construction to maintenance and property management throughout a lifetime of ownership of a home is a capability unique to our company in the Hamptons. We have developed a sales program through a unique referral agreement with real estate firms. We currently have executed four agreements with firms that combined have approximately 3,530 sales agents. The sales agents will receive a fully disclosed referral fee for all construction services performed by HLH that they refer.

HLH is currently focusing on the organic growth and expansion of its current operating companies through increased marketing and our sales program. We also plan to implement an acquisition strategy by acquiring trade contractors such as plumbers, electricians, HVAC contractors, and landscapers, among others, who also provide service and maintenance in their respective fields that is projected to create synergies with our present service and maintenance company. The acquisitions of the trade contractors is projected to also capture the income that was previously paid in the cost of goods sold during the construction of the home.

Our strategy is to cross sell each of our services and emphasize the simplicity of dealing with one company in the management of the property. HLH also believes that the economies of scale created by a larger, full service construction company will allow our clients to receive a higher quality of service at a more reasonable price.

We believe responses from clients indicate that our current products and services enjoy an excellent reputation for quality. In addition, we believe inquiries from prospective clients suggest that there is considerable demand for our services. Relationships with leading subcontractors, architects, real estate agents and suppliers indicate the fitness of the future outlook and potential of our strategy in our market is excellent.

Our Management

Our management team consists of Roy Dalene and Frank Dalene our CEO and CFO respectively who have over 40 years of construction services industry experience each, as well as over 25 years of managing a construction services business in the Hamptons each.

Our Marketing Plan

Due to the nature of building ultra–luxury homes in the Hamptons, which represents a significant portion of HLH’s work, we believe a construction services company needs to establish a reputation for quality and reliability in order to sustain a long term presence in the Hamptons. Our work generally comes from word of mouth referrals from past clients, architects, real estate brokers and other members of the community.

We believe Telemark has established and maintains a reputation for quality and reliability for over 25 years in the Hamptons. In 1998 Telemark received a confirmation of its reputation by receiving a national Custom Builder of the Year Award from Custom Builder Magazine. Further confirmation of Telemark’s quality of work has been published in Architectural Digest, Interior Design Magazine, House Beautiful Magazine, Classic Home Magazine and cover features in House Magazine. As a result, we believe Telemark’s name is branded in the Hamptons for its excellence in quality work.

Since HLH’s acquisition of Telemark in April 2006, HLH has co-branded its name with Telemark in all its collateral printed material such as its website, jobsite signage, brochures, hand-outs, presentations, news releases and news articles. HLH has stepped up its marketing with face to face meetings with architectural firms by co-branding with Telemark and face to face presentations of its new sales program with the individual real estate offices of the real estate firms that executed HLH’s referral agreement (described in more detail below). All new advertising and publications of Telemark’s work will be co-branded with HLH.

HLH developed a website to market its products and services with a URL of: www.hlxhomes.com that has a direct link to Telemark’s website with a URL of www.telemarkinc.com.

HLH developed an aggressive sales and marketing program during the 4th quarter 2006 and rolled it out in February 2007. We estimate the continued implementation of the sales and marketing plan together with our acquisition strategy of acquiring trade contractors will position HLH to aggressively increase its market share in the eastern end of Long Island. The news released on February 20th, 2007 describes our new sales program:

Hamptons Luxury Homes Launches a New Sales Program, Prudential Douglas Elliman Real Estate is first on board

Structured Sales Program Offers Additional Opportunities for Agent Referral Fees

May Provide Benchmark Standard for Others throughout US

Bridgehampton, NY (2/20/07) – Hamptons Luxury Homes (OTCBB:HLXH), a nationally recognized and award-winning luxury homebuilder of custom estate homes, today announced that it has launched a unique formal sales program by executing a definitive agreement with Prudential Douglas Elliman Real Estate in New York.

The Referral Agreement is designed to enable real estate agents of the firm to provide specific referrals of clients to Hamptons Luxury Homes, and receive a fully disclosed fee on those referrals.

“This is a first-ever formal sales program implemented in the Hamptons,” said Roy Dalene, president of Hamptons Luxury Homes.  “Our initial thought was to create our own in house commission based sales staff, however real estate agents who are working with their customers are the ones who will know immediately if a client is considering building, renovating, altering or repairing a home.  In the past, we have received many leads through agents.  It just seems fair – and a very good business move – to compensate agents for these referrals and fully disclose this compensation.  We believe that this model could be replicated nationwide.”

“We have an excellent working relationship with several Prudential Douglas Elliman brokers in the Hamptons for many years and we are very pleased that they were the first real estate firm to sign on with us.”

“It’s a win-win situation,” said Paul Brennan, Senior Vice President, Hampton’s Regional Manager of Prudential Douglas Elliman Real Estate, the largest residential real estate firm in New York.  “Our agents win because they have an opportunity to increase their income and Hamptons Luxury Homes and its award-winning subsidiary, Telemark, wins with the increased sales leads that can be generated by our agents.  We are both working with similar clientele – the ultra-wealthy customer who is quite discerning.”

Through this new program, Prudential Douglas Elliman Real Estate agents have the opportunity to introduce Hamptons Luxury Homes services to their clients who may be considering the following:

•

building, renovating, altering or repairing a home

•

in need of property maintenance

•

in need of a property manager

•

custom millwork

Additionally, Hamptons Luxury Homes provides sales support to the real estate agent.  “For example, if an agent has a client who is considering purchasing a home and wants to determine the cost for alterations or repairs, we will perform an evaluation and create a preliminary budget for that client free of charge.  The agent then rolls the cost of repairs or alterations into the sales of the home and adds his or her commission on a fully disclosed basis,” explains Dalene.  He added that Hamptons Luxury Homes is also able to determine the cost of a project and add a line item for a sales commission as agreed by the agent, thereby fulfilling any disclosure requirements that are required.

“Because of the nature of our business, coupled with the agent’s personal relationship with clients, we believe we can provide that agent with even more tools to offer the best possible service to his or her client,” said Dalene.

He notes that Hamptons Luxury Homes can also provide benefits to agents’ clients from their expertise and reputation for fine quality work for a completed project that is far easier to sell.  “We have the ability to work with a real estate agent’s client that may want to be involved in a speculative building project by structuring a joint venture that includes both the real estate agent’s participation or a referral fee structure as a part of that agreement, while maintaining disclosure requirements.

Dalene believes this is the first time that a builder such as Hamptons Luxury Homes, Inc. has established a structured program of referrals for real estate agents’ and the opportunity for participation in business.  “We think that this program is something that can be replicated nationwide in certain markets,” he said, noting that the primary reason it can be successful is the reputation of both Telemark (the company’s subsidiary) and the Prudential Douglas Elliman Real Estate firm.  “Our premiere reputations in our market are such that we share clientele.  As a result, what we are doing has one beneficiary in mind – the respective client.”

In April 2006 HLH began efforts to increase its name recognition nationally through sports marketing. HLH became the prime sponsor of car number 25 owned by Venturini Motorsports in the ARCA Remax racing series. HLH plans to continue to be a sponsor and bring in co-sponsors that are manufacturers of products it uses.

We believe HLH enjoys an established track record of excellent quality, support and service to its customers, and we intend to continue our advances in the marketplace with more unique and instrumental programs.

Our Divisions

Construction Services Telemark, Inc.	Service & Maintenance Telemark Service & Maintenance, Inc.	Construction Supplies Bridgehampton Lumber, Inc & Architectural Woodwork of the Hamptons, LLC	Real Estate Development East Coast Properties, Inc.	Business Consulting DWD Construction Service, Inc.
We perform all types of construction services as a General Contractor. These services include new construction, renovations, additions, historic restoration, preservation projects and commercial work.	We provide complete property management, property maintenance, service contracts, insurance repairs, handyman services, any and all small projects.

Bridgehampton Lumber provides material through the Barden Homes panelized construction package. Architectural Woodwork of the Hamptons provides custom millwork, custom cabinetry, custom built-ins and furniture.

We enter into joint ventures with property owners for the development and sale of new or renovated custom homes.

We provide consulting services to homeowners who wish to be their own general contractor known as Construction Administration. We also provide various business consulting services. Example: A resort developer that featured a NASCAR Speedway.

Our Products

All HLH’s products and services are custom designed to the clients specifications and needs. These products included the following:

New Home Construction

This service is the construction of new homes that have been custom designed for the client. The cost of construction is a direct result of the design, amenities, the client’s selections and the client’s budget. These homes are built as both primary residences and as vacation homes or secondary homes. Work is generally performed on a cost plus a fee basis.

Home Renovation

This service is the renovation of existing homes. This could mean an addition of living space, the redesign of a specific room or the complete redesign of the home. This service is marketed to both the owners of primary homes and vacation homes or secondary homes, with budgets determined by the clients needs. Work is generally performed on a cost plus a fee basis.

Painting

Painting services are provided to homeowners as a general maintenance and preventive repair. These services include both interior and exterior painting as well as spot touch-ups to furniture refinishing. Pricing is dependent on the scope of the work to be performed. Work is generally performed on a time and material basis.

Carpentry Repairs and Maintenance

Any carpentry item that does not require a building permit to be issued by the local government defines this service. This can be anything from repairing a screen door to replacing a roof. This service can be priced as time and material or a fixed price repair. Pricing is determined by the amount of the time the project will take. Work is generally performed on a time and material basis.

Handyman Services

Any miscellaneous small work needed by a client. This could be moving furniture, changing a light bulb or lock to pumping water from a flooded basement. Handyman service is performed on time and material basis.

Consulting Services

We provide consulting services to homeowners who wish to act as their own general contractor as a Construction Administrator, to land developers who are subdividing large tracks of land, to commercial developers who need assistance with developing their business plans or an owner that needs someone on a job site to lookout for their best interest as an Owners Representative. Consulting service is performed on an hourly basis, a fixed fee or by a percentage of the cost of construction.

Property Management

We contract with a property owner for all services needed to manage, maintain and repair their property. We evaluate the specific needs on the property, develop a yearly maintenance budget and a capital improvement budget with the clients input. The work is generally performed on a cost plus a fee basis.

Custom Millwork

Anything that is made of wood and needs to be custom manufactured to meet the clients needs. We may design, fabricate and install items such as kitchen cabinets, bookcase, built in cabinets and shelving, moldings, trim, doors, windows and furniture. Each item is priced separately depending on the design and specifications. Work is generally performed on a fixed price basis.

Barden Homes

Barden Homes is a custom designed home that comes in a kit form. The kit includes all floor joists, sub flooring, walls in the form of panels, roof trusses, roofing materials doors, windows, siding, interior and exterior trim and cabinetry. The Barden Robeson Company of Homer, New York, designs the kit with a target market of homeowners who wish to act as their own general contractor. Pricing is dependent on the package that is purchased. We have an agreement with Barden as an independent dealer to sell the material in kit form. We provide consulting services to assist the client in the construction of the home known as construction administration or we may be the general contractor if requested by the client.

Selected Financial Data

The following tables set forth selected consolidated financial data for each of the past two fiscal years in the periods ended December 31, 2005, and December 31, 2006 to be read in conjunction with the Consolidated Financial Statements and Notes thereto, included herein.

Consolidated Statement of Operations	2005	2006
Revenues	8,359,456	4,557,941
Income (loss) before Income Tax	1,541,677	(159,981)
Net Income (loss)	1,541,677	(176,581)
Income (loss) Per Share	0.03	* (less than $0.01 per share)
Weight Average Number of Shares	57,851,945	58,258,914

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Information is also available to read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.hlxhomes.com. We make all public information available on our website www.hlxhome.com under the tab “SEC Filings” such as our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-QSB and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-KSB, 10-QSB and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

An adverse change in economic conditions could reduce the demand for our products and services and, as a result, could reduce our earnings.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective clients purchasers and own homes can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth may reduce demand and depress prices for products and services. This, in turn, can reduce our earnings.

The construction services industry is highly competitive and, if others are more successful, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional home building companies and with smaller local homebuilders for construction, property management and maintenance jobs. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of homes available for sale could also depress our prices and adversely affect our operations. If we are unable to compete effectively in our markets, our business could decline.

Government regulations and legal challenges may delay the start or completion of our construction jobs, increase our expenses or limit our activities, which could have a negative impact on our operations.

We must obtain the approval of numerous governmental authorities in connection with our construction activities governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, as discussed below. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the construction services industry. This governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations which limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed construction, whether brought by governmental authorities or private parties.

Expansion of regulation in the construction services industry has increased the time required to obtain the necessary approvals to begin construction and has prolonged the time between the initial contracts and the commencement and completion of construction. These delays can increase our costs and decrease our profitability.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities.

Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce customer demand for our products and services.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase our products and services. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as the proposed changes limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our operating results.

Adverse weather conditions, and conditions in nature beyond our control, could disrupt the completion of our contracts, which could harm our earnings.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires, can have serious effects on our ability to complete contracts. We also may be affected by unforeseen engineering, environmental or geological problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, our construction contracts and, as a result, could harm our earnings.

If we experience shortages of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in completing our contracts and could affect our operating results.

Our ability to complete residential construction contracts may be affected by circumstances beyond our control, including, but not limited to: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability of, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays to the start or completion of, or increase the cost of, our residential construction contracts. We may not be able to recover these increased costs by raising our prices because the price for each home is typically set months prior to its delivery pursuant to the agreement with the home owner. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise prices by our customers’ unwillingness to pay higher prices.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our financial results.

If our potential customers are not able to obtain suitable financing, our business may decline.

Our business and earnings also depend on the ability of some of our potential customers to obtain mortgages for the purchase of our products and services. Increases in the cost of home mortgage financing could prevent our some of our potential customers from purchasing our products and services. In addition, where our potential customers must sell their existing homes in order to have us build them a new home, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to build a new home. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenues could decline.

Our business is seasonal in nature, so our quarterly operating results fluctuate.

Our quarterly operating results typically fluctuate with the seasons. A significant portion of our agreements are entered into with customers in the winter and spring months. Construction of a customer’s home typically proceeds after signing the agreement and can require 12 months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.

We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material negative effect on our operating results.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

In the weeks following the September 11, 2001 terrorist attacks, we experienced a sharp decrease in the number of new contracts signed and an increase in the cancellation of existing contracts. Although new home purchases stabilized and subsequently recovered in the months after that initial period, adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic or international instability could adversely affect our business.

Our board of directors is authorized to issue additional shares of stock, which would dilute the ownership of current stockholders.

We are authorized to issue up to 200,000,000 shares of common stock, par value $.0001 per share.  Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the 141,741,086 authorized but unissued shares.  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”) and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Our common stock is subject to the penny stock restrictions.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market, which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. According to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

· Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

· Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

· "Boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

· Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

· The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

· the basis on which the broker or dealer made the suitability determination, and

· that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

As a result of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities laws provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

"Blue Sky" laws of the various states may further reduce the liquidity of our shares in any market that may develop

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

We are listed in Standard & Poors Corporate Manual, which provides us with “manual” exemptions in approximately 33 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.”

Thirty-three states have what is commonly referred to as a "manual exemption" for secondary trading of securities such as those to be resold by selling stockholders. In these states, so long as we maintain a listing in Mergent, Inc. or Standard and Poor's Corporate Manual, secondary trading of our common stock can occur without any filing, review or approval by state regulatory authorities. These states are: Alaska, Arizona, Arkansas, Colorado, Connecticut, District of Columbia, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Texas, Utah, Washington, West Virginia and Wyoming.

We currently do not intend to, and may not be able to, qualify our securities for resale in other states, which require shares to be qualified before they can be resold by our shareholders.

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

ITEM 1B. EMPLOYEES

On February 28, 2007, we had eleven employees, serving in a fulltime capacity.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office, which we lease from a company owned by our CEO & CFO contains approximately 10,312 square feet and is located in Bridgehampton, Suffolk County, New York. The space is divided between a millwork shop, storage and office space. The lease is from April 7, 2006 until April 6, 2007 at $12.00 per square foot ($123,744.00 yearly) on a triple net basis.

ITEM 3. LEGAL PROCEEDINGS

Other than non-material litigation normally experienced through the ordinary course of business (e.g. price disputes with service providers), the Company was not subject to any litigation or other legal proceedings for the year ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company was listed for trading on OTCBB on March 17, 2006. The Company's common stock is currently being traded on the OTC Bulletin Board under the symbol HLXH.OB.  Once the Company meets the listing qualifications of the AMEX, it intends to apply for trading on the AMEX. The following chart reflects the high and low sales prices of the common stock during fiscal 2006:

FISCAL 2006	High	Low
1st Quarter	$0.00	$0.00
2nd Quarter	2.50	1.05
3rd Quarter	1.35	0.12
4th Quarter	0.23	0.07

At February 28, 2007, there were approximately 112 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sales price of the Company's common stock as reported by the OTC Bulletin Board was $0.11.

In fiscal 2006 and 2005, the Company did not pay dividends. The Company intends to retain future earnings to finance the expansion of operations and for general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

The financial statements presented are those of Hamptons Luxury Homes, Inc., incorporated in May 1996 in the state of Delaware as Southampton Partners, Inc. In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from 1998 until December 2003 when it commenced operations as a builder of single family homes, provider of construction consulting services and distributor of building materials in the Hamptons area of Long Island, New York.

Hamptons Luxury Homes (www.hlxhomes.com) is a regional construction services company that builds and maintains custom homes, luxury vacation homes and ultra-luxury estate homes with operations in Bridgehampton, New York. Hamptons Luxury Homes’ wholly owned subsidiary, Telemark Inc. (“Telemark” or “TI”) is a nationally recognized and award winning ultra-luxury homebuilder. Telemark was awarded “Custom Builder of the Year” by Custom Builder Magazine in 1998. We believe the Company maintains an industry leading reputation for construction of luxury vacation homes from foundation to completion, with values ranging up to $50 million.  In addition, we believe that Hamptons Luxury Homes combines the most innovative methods of ultra-high quality materials with superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons, New York (through its Telemark subsidiaries), we anticipate expansion into similar luxury markets in the United States.

Merger

The acquisition of Telemark by HLH has been accounted for as an exchange of shares between two entities under common control for financial accounting purposes.  SFAS No. 141 requires that the acquisition be accounted for at the carrying amounts in the account of Telemark, Inc.  Accordingly, in 2006, we will, for the effects of the merger, be using the carrying amounts.  The assets, liabilities and shareholders’ equity items of the entities under reorganization are booked in the combined entity based on their carrying amounts, without recognizing any new positive or negative goodwill.  In addition, for comparative purposes, we will be required to show the financial statements of all periods presented, including those with respect to periods prior to the merger, as if the merger had occurred at the beginning of the first period presented.

Telemark, Inc., a construction company based in Bridgehampton, New York was founded in 1978 by Frank Dalene and Hugo Dalene, (Frank’s father) as Telemark Construction, Inc. Telemark manages and constructs custom homes, luxury vacation homes, ultra-luxury estate homes, renovations, historical restorations, commercial construction. Through its subsidiaries, it provides ongoing construction services, property management, maintenance, service, and supplies building materials.

The Company performs its construction services through five wholly-owned subsidiaries and one joint venture. The wholly-owned subsidiaries are: Telemark, which manages the construction of and constructs custom homes, luxury vacation homes, ultra-luxury estate homes renovations of homes, performs historical restorations, and commercial construction; Telemark Service and Maintenance, Inc. (“TSM”), which provides ongoing property management, maintenance and service; Bridgehampton Lumber Corp. (“Bridgehampton”), which supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”);  Barden is a custom panelized manufacturer that supplies materials for the housing and light industrial industries; DWD Construction Services, Inc. (“DWD”), which performs construction administration and advisory services in connection with the construction of homes and business development of major commercial projects; and East Coast Properties, Inc. (“ECP”), which is currently inactive however we plan to become active when we enter into joint ventures with property owners for the development and sale of new or renovated custom home. Telemark is a fifty percent partner in a joint venture known as Architectural Woodwork of the Hamptons, LLC that manufacturers and installs custom millwork, custom cabinetry, custom built-ins and furniture.

Goals of the Business Model

The company started implementation of its business model in April of 2006 when it acquired Telemark and its operating subsidiaries.

The Company’s business model and plan has evolved through the expression of their ideas and then listening to the feedback from professionals on the street, several of their advisors and mentors. We have turned our focus to the fundamentals of our core businesses to build a foundation for our future growth and expansion. We believe that through the development and implementation of innovative ideas designed to increase the fundamentals of our core businesses, our plan will steadily increase shareholder value and support the growth of the Company.

The Company’s immediate goal is to increase revenues and income through the organic growth of its current operating subsidiaries by increasing its efforts in marketing and sales by implementing a new unique sales referral program targeted to real estate brokers and sales agents. Our focus is also to increase the recurring revenue stream in the service and maintenance subsidiary by developing and implementing a new unique property maintenance program.

It is the goal of the Company to expand and create an integrated construction service company that concentrates on the luxury vacation estate segment of the real estate industry and develops its business model through the acquisition of companies that will become wholly-owned subsidiaries in the areas of: building custom homes, luxury vacation homes, ultra-luxury vacation estates; renovation work; restoration work; property maintenance; property management; service contractors; trade contractors; and real estate development.

It is the goal of the Company to develop the model of an integrated construction services in its local market in the Hamptons and then expand to the other sixty six vacation home markets it has identified that have similarities to the Hamptons market. There are currently twelve states that have over one hundred thousand homes that are classified as vacation homes, with another eight states that have over fifty thousand homes classified as vacation homes. Within these states, and within five other states, there are approximately sixty-six markets that cater to individuals whose wealth places them in the top one percent of personal wealth in the world. Preliminary research indicates the top twelve markets for expansion are:

1. Palm Beach, Florida

2. Singer Island, Florida

3. Cape Cod, Massachusetts

4. Hyannis, Massachusetts

5. Martha’s Vineyard, Massachusetts

6. Palm Springs, California

7. Lake Norman, North Carolina

8. Kennebunkport, Maine

9. Jackson Hole, Wyoming

10. Telluride, Colorado

11. Aspen, Colorado

12. Vail, Colorado

We plan to leverage our relationships with the national real estate firms located in the Hamptons to assist us to expand in these markets since they are currently present in these locations. The real estate firms will assist us in identifying a local luxury homebuilder in the target market that has twenty five years experience, an excellent reputation for quality workmanship such as Telemark and we will acquire the homebuilder to enter that market.

We believe the goals are achievable through a unique sales program, a unique property maintenance program and a roll-up strategy we have developed and we are beginning to implement.

About The Homes We Build

We categorize the homes consistent with how the real estate industry categorizes the real estate market. The real estate market is generally divided into: lower end market with sales prices up to $3,000,000; the middle market with sales prices between $3,000,000 and $8,000,000; and the high end market with sales prices of $8,000,000 and higher with an average sales price of $25,000,000.

Our Custom Home is typically built for local professionals and business people or entry level vacation home owners. We believe that we are able to achieve affordable construction costs through our dealership with Barden Homes that provides efficiencies of panelized construction, allows for custom design and maintains our reputation for quality.

Our Luxury Vacation Home is an architecturally custom designed home that averages 6,000 square feet with a pool, pool house, tennis court, situated on two to five acres, consisting of several custom amenities such as custom kitchens, built-ins, media rooms, custom master suites and a custom designed landscape plan. The homes are built for the move-up vacation home owner or successful Wall Street professional and business executives.

We believe our Ultra-Luxury Estate Home is an architecturally unique custom designed home that averages 12,000 square feet, situated on more than five acres, in addition to a Luxury Vacation Home they may have a guest house on the property, servant’s quarters, staff kitchen as well as a main kitchen, his and her master suites, a theater, custom wood paneled library, exercise room or gym, recreation room or game room, indoor pool, squash court, or basketball court. Typically, nothing is taken off a shelf to build the home, windows and doors are custom fabricated, exterior and interior trim is custom designed and fabricated. Every detail is custom designed and built, sometimes even the furniture. The highest quality in materials, means and methods of construction are used to create an architectural work of art that is often sold as a great work of art and not just a home. The properties are impeccably manicured and maintained behind gated hedgerows with rare specimens of trees, rose gardens, English gardens, and private ponds stocked with fish. The homes are built for the most successful and wealthiest individual many times as one of several vacation homes in the world.

We provide renovation, historic restoration and maintenance services in all three categories of homes mentioned above.

About Our New Unique Sales Program

Due to the nature of building ultra–luxury homes in the Hamptons, which represents a significant portion of HLH’s work, a construction services company needs to establish a reputation for quality and reliability in order to sustain a long term presence in the Hamptons. Our work generally comes from word of mouth referrals from past clients, architects, real estate brokers and other members of the community.

We developed an aggressive sales and marketing program during the 4th quarter 2006 and rolled it out in February 2007. We anticipate that the continued implementation of the sales and marketing plan together with our roll up strategy of acquiring trade contractors will position HLH to aggressively increase its market share in the eastern end of Long Island.

Our sales program is designed to leverage our excellent reputation and our relationship with the real estate firms to develop our sales force with the real estate brokers and sales agents. A referral agreement was drafted to formalize an agreement with the real estate firms setting forth a formal process and procedure by which the real estate broker or sales agent will be paid a referral fee for any of the construction services we provide their client while maintaining full disclosure requirements. More details are discussed in Part I, “Our Marking Plan” in this report.

This is the first sales program that includes a formal referral agreement with the real estate firms in the Hamptons and some real estate experts believe it is the first of its kind nationally. With only four firms committed so far and one month after the roll out of our program we are extremely encouraged at the referrals we are receiving in all aspects of our construction services. We are currently making presentations to the individual offices to educate the brokers and sales agents about the program and we are very pleased at the positive responses we are receiving. It is our goal to execute agreements with every real estate firm represented in the Hamptons and we plan to vigorously pursue our efforts.

About Our New Unique Property Maintenance Program

An owner of a home in the Hamptons has made an investment in a home that has historically appreciated ten percent per year (approximately), or more, as long as the home is properly maintained. Many vacation home owners spend their weekends in the Hamptons calling and meeting with many different service providers because the industry is very fragmented. We have seen some vacation home owners not properly maintain their homes that require costly renovation or repair work to their home that is only ten years old. Since a vacation home owner occupies the home part time we believe they prefer not to maintain their homes in such a fragmented industry.

Telemark Service & Maintenance provides service and maintenance on a will-call basis. Due to our focus to increase a recurring revenue stream we developed and rolled out this month a maintenance program that consolidates all the service providers and individual maintenance contracts into one comprehensive property maintenance contract. Our motto is, “One Contract, One Call, One Check, One Comprehensive Plan” (see an example of the marketing material below). We first survey the property and structures from a check list we developed. We develop a yearly maintenance budget and a capital improvement budget based on our findings. We present a comprehensive maintenance manual to the home owner that incorporates a detail description of all service provider contracts that we received from our trade contractors that provide service contracts and other service providers that we use. The cost is broken down in detail which enables the homeowner to have a to-do list to check off the work they choose or adopt the entire plan.

We believe this is the first time a formal comprehensive property maintenance program has been developed and rolled out in the Hamptons. We are very encouraged by the responses we are receiving and the comments from the vacation home owners that do not want to spend their weekends calling and meeting with the many individual service providers. We immediately executed an agreement with a major real estate firm to provide handyman services for the maintenance of their offices in the Hamptons. We have surveyed several properties and prepared maintenance manuals and we expect to execute those agreements soon.

About Our Acquisition Strategy

Our immediate acquisition strategy consists of acquiring the service providers and trade contractors that currently provide service in addition to the installation of products as a subcontractor during the construction process. The strategy will provide synergies in our property maintenance program that will allow us to add to our own client base those that are captured by the service contracts, capture income that would normally be paid in the cost of goods sold, capture income through the economies of scale of centralizing administrative functions, cross-selling other services we provide to the newly acquired client bases, eventually provide all services in house that is required in our property maintenance program so we have better control over quality and reliability, and increase recurring revenues and income. The strategy includes maintaining the service provider company’s reputation and name branding by structuring them as a wholly owned subsidiary and requiring the business owner to commit to a minimum time period to manage and grow the business.

We began implementing our acquisition strategy by opening up discussions with owners of service providers and trade contractors in order to develop the structure for the acquisition. We plan to begin entering into agreements in 2007 by acquiring the smaller companies that provide service only. We plan to fund the acquisitions with a combination of debt, stock and cash. We are presently interviewing investment banking firms to assist us with our roll-up strategy.

We are very encouraged by the openness and willingness of the owners of the companies that provide services during our discussions to acquire their companies. We believe there are many opportunities to successfully implement our strategy.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

Results of Operation for Years Ending December 31, 2006 and 2005

General

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. The nine homes are still delayed by the permit process and we have not started the construction process. As a company we had limited direct experience in home construction prior to our merger with Telemark, Inc. in April 2006 (see Merger above in Overview). The construction was planned to take place in Southampton Township on Long Island and was expected to start when all required permits are obtained. Currently, these permits are being delayed by the applicable town agencies. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed. Currently there appears to be little hope that the Town boards will grant approval for the project to proceed as planned. If the appropriate approvals are obtained from the Town boards the contracts will be re-negotiated with the owner to update the costs of construction and any and all adjustments to scopes of work that may have changed as a result of the approval process.

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

We devoted a substantial amount of our resources during the year ended December 31, 2005 and the first six months of 2006 starting and completing the process to become current in our reporting under the Securities Exchange Act of 1934, as amended, engaging and working with public relations firms, legal and financial advisors, and seeking assistance in obtaining investment funding. No funding sources have been identified. Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “HLXH.”

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

When the Company performs all of its work as a GC, then revenues, and year over year, are a fair indication of the construction activity of the Company and a direct comparison may be made. When the work performed is under different contract types and the amount of work performed in each contract type varies from year to year then a direct comparison of construction activity may not be able to be made year over year. In 2004 and 2005, the majority of Telemark's work was performed as a GC, while during 2006, the percentage of its work as a CA increased. Management believes that when all material and subcontractor costs or total construction costs of CM and CA contract types are included together with the GC contract type and known as Construction Under Management, a direct comparison of construction activity may then be made year over year.

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

	For the Year Ended
	2005	2006
General Contractor	$7,975,698	$3,936,988
CA – Total Construction Cost	$727,908	$1,202,362
Service and Maintenance	$137,026	$380,401
Construction Under Management	$8,840,632	$5,519,751

The following table identifies Construction Income as it is booked in the financial statements and tied into Revenues. Only CA Fees and Commissions of the Barden dealership are booked as Construction Income in CA Contracts. Other Income includes non-construction income.

	For the Year Ended
	2005	2006
General Contractor	$7,975,698	$3,936,988
CA – Fees & Commissions	$169,317	$206,065
Service and Maintenance	$137,026	$380,401
Construction Income	$8,282,041	$4,523,454
Other Income	$77,415	$34,487
Revenues	$8,359,456	$4,557,941

A factor that contributed to the decrease in Revenues for 2006 is the increase of CA Contracts in 2006 compared to the CA Contracts in 2005. In 2006 Revenues are $4,557,941 however during the same time period Construction Under Management is $5,519,751. Due to an increase of construction activity under a CA contract $961,810 of construction costs were not captured as Revenues as they would in a GC contract.

TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2005

Revenues

2006 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single-family residences.

Revenues for the year ended December 31, 2006 decreased by $3,801,000 or 45% to $4,558,000 as compared with $8,359,000 for the comparable period in 2005.  This decrease was due primarily to a decrease in contracted work and an increase in Construction Administration contracts as discussed in “Construction Under Management” above. During 2005 we had one large project with an accelerated time frame for completion. When there is an accelerated construction schedule the work that is performed is compressed into a shorter time period.  An accelerated construction schedule causes more work to be performed during a shorter period of time than in a normal construction schedule. This causes revenues, cost of revenues and related income to increase as it did during 2005. Management’s resources and time was also spent on the merger and transitioning a private company into a public company. Management regained its focus on marketing and sales described above in this report and projects an increase in revenues and income in 2007 compared to 2006 due to contracts they presently have in place.

Cost of revenue  Cost of revenue as a percentage of total revenues was 71% and 66% for the year ended December 31, 2006 and 2005, respectively.  Cost of revenues for the year ended December 31, 2006 decreased by $2,211,000 or 40% to $3,293,000 compared with $5,504,000 for the comparable period in 2005.  The primary reasons for the decrease in cost of revenues and increase in percentage of cost of revenue was the combination of an increase of CA contracts as discussed in “Construction Under Management” above, a decrease in contracted work and a normal construction schedule being followed on projects completed for the year ended 2006 as discussed in “Revenues.”

Gross profit  Gross profit as a percentage of total revenues was 28% and 34% for the year ended December 31, 2006 and 2005, respectively.  Gross profit was $1,265,000 for the year ended December 31, 2006 as compared to $2,856,000 for the year ended December 31, 2005, a decrease of $1,591,000 or 56%.  This decrease was due primarily to a decrease in contracted work and a return to a normal construction schedule in the year ended December 31, 2006 as discussed in “Revenues.”  The decrease of the percentage of Gross Profit to Revenues for the year ended December 31, 2006 is also the result of one project with decreased margins and an increase of CA contracts as discussed in “Construction Under Management” above.

Selling, General and administrative  Selling, general and administrative expenses increased by $204,000 or 16% to $1,458,000 for the year ended December 31, 2006 compared to $1,254,000 for the comparable period in 2005.  The majority of the increase was due to an increase in professional fees related to the merger, fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period and the remainder of the increase was due to additional advertising costs in the period.

Income (Loss) from operations before other income (expense). The Company’s income (loss) from operations during the year ended December 31, 2006 and 2005 was ($193,000) and $1,602,000, respectively.

Interest expense  Interest expense increased $1,000 for the year ended December 31, 2006 to $51,000 compared to $50,000 for the comparable period in 2005.

Income taxes  For the year ended December 31, 2006 and 2005, the Company recorded a provision for income taxes of $16,600 and $-0-.  TI and subsidiaries have to file a short year return for the three months ended March 31, 2006, which is the period prior to the merger, and will report an income of approximately $65,000. Those profits are prior to the merger, and can not be offset by the losses for the year ended December 31, 2006. No corporate income tax was due for 2005 because the Company had a net loss and all income generated in the Telemark operations were taxed on the individual level since Telemark was a Sub-Chapter S corporation until year end 2005.

Net income (loss) The Company recorded net loss of $177,000 for the year ended 2006 and net income of $1,542,000 for the year ended 2005.

Sales Activity and Backlog

During the second quarter and into the third quarter of this year, a significant portion of Management’s resources and time was spent transitioning from a private company into a public company.  Management was focused on regulatory requirements, meeting with investor relations consultants, meeting with public relations consultants, working with accounting consultants, working with legal consultants, making presentations to investors at meetings in Long Island, New York City and Chicago, making presentations to institutional funding sources to raise equity capital and debt financing and developing its business plan.

Beginning in the third quarter and continuing in the fourth quarter, management increased its efforts in marketing and sales by holding face to face meetings with architectural firms to introduce HLH and inform them of the acquisition of Telemark since some opportunities to bid on projects originate from the architectural firms. Management at the same time began meeting with real estate firms to develop a new unique sales referral program that utilizes the sales agents and brokers in the real estate firms as its sales force. A referral agreement was drafted and in February 2007 management executed its first agreement with a major real estate firm. We currently have executed four agreements with real estate firms that combined have approximately 3,530 brokers and sales agents. The brokers and sales agents will receive a fully disclosed referral fee for all construction services performed by HLH. There are several other real estate firms in various stages of negotiation of the agreement. More details on the roll out of the sales program are discussed in this report in Part I,  “Marketing Plan” of this Report.

The results of our sales activities and the roll out of the new sales referral program are very encouraging since we have seen immediate responses and we believe the results will steadily increase as the program is implemented and more real estate firms execute agreements. From January 1, 2007 to the date of the filing of this report we currently have awards of bids and commitments for $8,304,500 of work with a backlog of work that is projected to complete in May 2008. We currently are waiting for decisions on award of bids on an additional $10,994,340 of work. We are also working with potential clients to assist them in various stages of design and approvals on approximately an additional $10,920,000 of work. Although we believe that it is favorable that the above mention bids will become contracts, these figures represent estimates of what the Company’s management is anticipating in the coming year.  There can be no assurances that all or any of these estimates will be realized.  A failure to realize these anticipated revenues could have a material adverse affect on the value of the Company’s common stock.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $510,000 as of December 31, 2006 compared to $493,000 at December 31, 2005, none of which was restricted.

The Company had working capital of $376,000 as of December 31, 2006 and $301,000 as of December 31, 2005.

The Company had accumulated deficit of $138,000 as of December 31, 2006. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows from operations provided $376,000 in cash for the year ended December 31, 2006. The cash provided during the year ended December 31, 2006 consisted primarily of the net loss of $177,000 and non-cash changes which provided $329,000 and changes in operating assets and liabilities which provided $223,000.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are set forth herein commencing on page F-1 of this Report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our current executive officers and directors are as follows:

Name	Age	Title

Roy Dalene	49	President, CEO and Chairman of the Board of Directors
Frank Dalene	52	Vice President, CFO, Secretary, Treasurer, and Member of the Board of Directors

Roy Dalene – assumed each of his positions in December 2003. He is also a senior vice president and co-founder of Telemark, Inc. (which was founded in 1978 as Telemark Construction, Inc.), a construction company based in Bridgehampton, New York which will serve as our primary builder on our homebuilding contracts. Prior thereto, he was employed by Bechtel Power Corporation. He is active in professional and civic affairs and has served on the Advisory Board for  Custom Builder Magazine  and  Custom Builder National Conference and Expo. Mr. Dalene has served on the East Hampton Town Home Improvement Licensing Review Board since 1986 and as the Chairman of the East Hampton Town Home Improvement Licensing Review Board since 1995. He served on the Board of Directors of the Business Alliance for the Town of Southampton. Mr. Dalene served as a member of the Town of East Hampton Youth Advisory Board. He is a Board member of the East Hampton Lions Club, and served as President in 2004. He is active in many civic and philanthropic endeavors and served as a judge for the ARDA Custom Home of the Year Award. Mr. Dalene received his Bachelor of Science degree in Civil Engineering from Polytechnic Institute of New York.

Frank Dalene – assumed each of his positions in December 2003. He is president and a co-founder of Telemark, Inc. He is active in professional and civic affairs and has served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo. He served as an Advisory Board member for The American Council of Construction Consultants, Co-Chair of the Education Committee of the Long Island Builders Institute and the Business Advisory Council of the National Republican Congressional Committee. Mr. Dalene also served on the Board of Directors of the Long Island Builders Institute, (“LIBI”) on the Board of Directors of the New York State Builders Association and the National Association of Home Builders. He founded the East End Chapter of LIBI and serves on the Executive Board. Mr. Dalene is a member of the Long Island Builders Institute, New York State Builders Association, and National Association of Home Builders. He is an author, is active in many civic and philanthropic endeavors, served as a judge for the Custom Home Magazine’s Custom Home Design Awards and American Homestyle and Gardening Kitchen and Bath Design Awards  Mr. Dalene, who is the brother of Roy Dalene, received his Bachelor of Arts Degree from Nyack College.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected, pursuant to the Company’s Bylaws.

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

In March 2006, the Advisory Committee on Smaller Public Companies issued an Exposure Draft of Final Report of Advisory Committee on Smaller Public Companies. This exposure draft, among other things, recommended that unless and until a framework for assessing internal control over financial reporting for smaller public companies is developed that recognizes their characteristics and needs, the SEC should provide exemptive relief from Section 404 of Sarbanes Oxley requirements to microcap companies with less than $125 million in annual revenue and to smallcap companies with less than $10 million in annual product revenue that have or expand their corporate governance controls to include:

· adherence to standards relating to audit committees in conformity with Rule 10A-3 under the Exchange Act;

· adoption of a code of ethics within the meaning of Item 406 of Regulation S-K applicable to all directors, officers and employees and compliance with the further obligations under Item 406(c) relating to the disclosure of the code of ethics; and

· design and maintenance of effective internal controls over financial reporting.

If these recommendations are adopted, we will make every effort to comply.

ITEM 10.  EXECUTIVE COMPENSATION

Roy Dalene, President, CEO and Chairman of the Board of Directors and Frank Dalene, Vice President, CFO, Secretary, Treasurer and Member of the Board of Directors each received annual compensation in the form of salary of $140,839.

There are no other officers, directors. No other employee has received compensation of $100,000, and no other employee has a contract or commitment to receive annual compensation in excess of $100,000.

There are no stock option plans in existence at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2006 by:

·

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

·

each of our directors, and

·

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner[1]	Number of Shares Beneficially Owned[2]	Percent of Class[3]
Roy Dalene	22,490,000[3]	38.79
Frank Dalene	22,400,000[3]	38.64
Robert A. Wilson	10,500,000[3]	18.11
Officers and Directors as a group ( 2 members)	44,890,000[3]	77.43

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

·

the transaction is approved by the board of directors before the time the interested stockholder attained that status;

·

upon the closing of the transaction that resulted in the stockholder becoming an interest stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

·

at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

_________________

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

3

Roy Dalene and Frank Dalene each received 10,000,000 shares in December 2003 in satisfaction of amounts due to them for services rendered. The remainder of their holdings were received upon the merger of Telemark, Inc. and its subsidiaries to the company on April 7, 2006 Mr. Wilson was president and a director until December 2003, at which time he resigned both positions and received 9,209,900 shares in December 2003 for services previously rendered. Mr. Wilson received an additional 500,000 shares as part of the Telemark, Inc transaction.

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

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

· listed on a national securities exchange,

· included in the national market system by the National Association of Securities Dealers, or

· held of record by not less than 2,000 holders.

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

Inspection Rights. Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

·

the articles of incorporation, and all amendments thereto,

·

bylaws and all amendments thereto; and

·

a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our current office space is rented from a company owned by our CEO and CFO from more details read Item 2. Description of Property

ITEM 13.  EXHIBITS

31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY

ACT OF 2002 – Chief Executive Officer

31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY

ACT OF 2002 – Chief Financial Officer

32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

ACT OF 2002 – Chief Executive Officer

32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Financial Officer

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

a)

Audit Fees

The aggregate fees billed for each of fiscal 2006 and fiscal 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $28,838 and $12,250, respectively.

b) Audit-Related Fees

No fees were billed in each of fiscal 2006 and fiscal 2005 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

c) Tax Fees

No fees were billed in fiscal 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

d) All Other Fees

No fees were billed in each of fiscal 2005 for products and services provided by the principal accountant.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Roy Dalene

ROY DALENE

Title: President

Date:

March 29, 2007

/s/ Frank Dalene

FRANK DALENE

Title: Chief Financial Officer

Date:

March 29, 2007

HAMPTONS LUXURY HOMES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

    Stockholders of Hamptons Luxury Homes, Inc.

We have audited the accompanying consolidated balance sheet of Hamptons Luxury Homes, Inc. and subsidiaries as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamptons Luxury Homes, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the two years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Most & Company, LLP

Most & Company, LLP

New York, New York

March 14, 2007

HAMPTONS LUXURY HOMES, INC.
BALANCE SHEET

ASSETS

Current Assets:
Cash	$510,367
Contract receivables, net
of $25,000 allowance for doubtful accounts	107,785
Prepaid expenses and other current assets	35,642
Total current assets	653,794

Property and equipment, net	308,102

Advances to and investment in joint venture	36,189

Deferred financing costs, net of
accumulated amortization of $13,589	22,384
Total Assets	$1,020,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of mortgage payable	$42,047
Accounts payable	200,113
Income taxes payable	16,600
Accrued expenses and other current liabilities	18,310
Total current liabilities	277,070

Mortgage payable	521,952
Total Liabilities	799,022

Stockholders' Equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding	5,797
Additional paid-in capital	354,074
Accumulated deficit	(138,424)
Total Stockholders' Equity	221,447
Total Liabilities and Stockholders' Equity	$1,020,469

HAMPTONS LUXURY HOMES, INC.
STATEMENTS OF OPERATIONS

		2006	2005

Contract revenues		$4,557,941	$8,359,456

Contract costs		3,293,166	5,503,823

Gross profit		1,264,775	2,855,633

Selling, general and administrative expenses		1,457,747	1,253,555

Loss (income) from operations		(192,972)	1,602,078

Other income (expense):
Rental income		44,598
Equity in income (loss) from investment
in joint venture		27,423	(20,369)
Interest expense - net		(39,030)	(43,642)
Gain on sale of equipment			3,610
Loss (income (loss) before income taxes		(159,981)	1,541,677

Income tax expense		16,600

Net loss (income )		$(176,581)	$1,541,677

Basic and diluted loss (income) per common share	$	*	$0.03

Basic and diluted weighted average
number of common shares outstanding		58,258,914	57,851,945

Less than $.01, per share

HAMPTONS LUXURY HOMES, INC.
STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount

Balance at January 1,
2005, as originally stated	57,710,000	$5,771	$31,850		$(9,900)	$73,398	$101,119

Prior adjustment of shares	11,650	1	(1)

Balance at January 1,
2005, as adjusted	57,721,650	5,772	31,849		(9,900)	73,398	101,119

Issuance of shares for consulting services	1,350,000	135	134,865		(135,000)

Dividends - Telemark, pre merger						(1,376,918)	(1,376,918)

Amortization of deferred compensation					32,192		32,192

Net income - 2005						1,541,677	1,541,677

Balance at December 31, 2005	59,071,650	5,907	166,714		(112,708)	238,157	298,070

Dividends - Telemark, pre merger						(200,000)	(200,000)

Issuance of shares for financial advisory services	100,000	10	99,990		(100,000)

Issuance of shares for advertising	100,000	10	99,990		(100,000)

Issuance of warrants for investor relations services			34,750				34,750

Issuance of shares for legal services	150,000	15	149,985				150,000

Termination of advisory agreement	(1,350,000)	(135)	(134,865)				(135,000)

Modification and Repurchase of
shares issued for consulting
services	(100,000)	(10)	(62,490)		50,000		(12,500)

Amortization of deferred
compensation					262,708		262,708

Net loss - 2006						(176,581)	(176,581)

Balance at December 31, 2006	57,971,650	$5,797	$354,074	$	NONE	$(138,424)	$221,447

HAMPTONS LUXURY HOMES, INC.
STATEMENTS OF CASH FLOWS

	2006	2005

Net (loss) Income	$(176,581)	$1,541,677
Adjustments to reconcile net income to net
cash provided in operating activities:
Stock-based compensation	184,750
Amortization of deferred compensation	127,708	32,192
Doubtful accounts	25,000
Depreciation and amortization	19,307	7,206
Equity in (income) loss from investment in joint venture	(27,423)	20,369
Gain on sale of equipment		(3,610)
Changes in assets and liabilities affecting operations:
Contract receivables	232,177	394,659
Prepaid expenses and other current assets	(2,042)	1,373
Other assets	9,797	(9,797)
Accounts payable	(3,188)	(202,852)
Accrued expenses and other current liabilities	(29,971)	(879,770)
Income taxes payable	16,600
Net cash provided by operating activities	376,134	901,447

Cash flows from investing activities:
Purchases of property and equipment	(7,206)
Proceeds from sale of equipment		14,500
Investment in joint venture		(29,135)
Net cash (used in) Provided by investing activities	(7,206)	(14,635)

Cash flows from financing activities:
Dividends paid to shareholders	(300,000)	(751,924)
Repayments of mortgage payable	(38,979)	(36,234)
Repurchase of shares	(12,500)
Repayment of notes payable		(6,360)
Net cash used in financing activities	(351,479)	(794,518)

Net increase in cash	17,449	92,294

Cash, beginning of period	492,918	400,624

Cash, end of period	$510,367	$492,918

Supplemental disclosure of cash flow information:
Interest expense	$50,803	$49,558

Noncash Transactions
Accrued dividends payable		$300,000
Due from stockholders applied to dividends	$200,000	$100,000
Due from former subsidiary applied to dividends		$224,994

HAMPTONS LUXURY HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Hamptons Luxury Homes, Inc. (the “Company” or “HLH”) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from March 1, 1998 until December 2003. In December 2003, the Company commenced operations as a builder of single-family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

In April 2005, the Company formed a wholly owned subsidiary, DWD Construction Services, Inc., to perform construction supervision and advisory services in connection with the construction of homes and business development of major commercial projects.

On April 7, 2006, the Company acquired all the outstanding shares of Telemark, Inc. (“TI”) from the majority shareholders, (officers and directors) of the Company in exchange for 25,000,000 shares of common stock. Following the acquisition, these shareholders owned approximately 79% of the outstanding shares of the Company.

TI was incorporated in the state of New York on December 7, 1998.  TI constructs, renovates and restores luxury homes and commercial property and manages construction. Through TI’s wholly owned subsidiaries, Telemark Service and Maintenance, Inc. and Bridgehampton Lumber Corp., it provides ongoing property management and maintenance services, and sells building material and hardware.

The acquisition has been recorded on the purchase method of accounting at historical amounts as the Company and TI were under common control. The consolidated financial statements have been presented as if the acquisition had occurred on January 1, 2005.

In connection with the acquisition, the Company issued a shareholder 500,000 shares of common stock of the Company under an antidilution agreement, which have been recorded at par value.

The acquisition provided for the spin-off of three inactive subsidiaries of TI, prior to the acquisition, and as these financial statements have been prepared as if the acquisition had occurred as of January 1, 2005, the former subsidiaries have not been included.

Further, the acquisition contractually provided for the land and building to be transferred to the shareholders of TI, prior to the acquisition. As of March 14, 2007, the transfer has not been consummated and, as such has not been recognized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of the 100% owned subsidiaries.

Investments in 50% or less owned entities are accounted for using the equity method. Under the equity method, the Company includes the net income or loss from the equity entity.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Cash Equivalents

Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying values of these investments approximate their fair value.

Revenue and Cost Recognition

Construction work is generally performed under cost-plus contracts. The services performed under these contracts are generally subcontracted to various trade contractors.  The lengths of the Company’s contracts vary, but typically range from less than one year to two years.

Revenues from cost-plus long-term construction contracts are recognized monthly as amounts are billed by subcontracts. Contracts are cancellable upon nonpayment.

Contract costs include all direct material and labor costs and all other direct and indirect costs related to contract performance.  General and administrative costs are charged to expenses as incurred.

Accounts Receivable

Accounts receivable consisted of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Property and Equipment

Property and equipment has been stated at cost.  The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation and amortization of property and equipment has been provided utilizing straight-line and accelerated methods over the estimated useful lives of the respective assets, as follows:

Computer equipment	3 to 5 years
Transportation equipment	5 years
Furniture and fixtures	5 to 7 years
Machinery and equipment	7 years
Building and building improvements	31.5 years

Deferred Financing Costs

Deferred financing costs have been capitalized and are being amortized on a straight-line basis over the term of the mortgage.

Valuation of long-lived Assets

The Company evaluates the carrying values of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference. For the year ended December 31, 2006, there were no impairment charges relating to long-lived assets.

Income Taxes

Deferred taxes have been provided on temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred taxes will not be realized.

Stock based compensation

Compensation costs for stock and stock options issued to nonemployees are based on the fair value method.  The value of stock warrants and options are calculated using a Black-Scholes Model.

The fair value is calculated using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants or option and the expected volatility of our common stock.

Stock based compensation costs with future service periods are recorded as deferred compensation and amortized over the service period.

Financial Instruments

The carrying amounts of financial instruments, including cash, contract receivables, prepaid expenses, accounts payable,  and income taxes payable approximate their fair values because of their relatively short maturities.

Advertising

Advertising costs are charged to operations as incurred. The total amount of advertising cost included in selling, general and administrative expense was $129,125 and $16,378, for the years ended December 31, 2006 and 2005, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for the year commencing after December 15, 2006. The Company has not yet determined what the effect will be, if any, on their consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -

CONCENTRATION OF CREDIT RISK

The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.

For the years ended December 31, 2006 and 2005, revenue included 75% and 65% from the Company’s three and two largest customers, respectively.

NOTE 4 -

PROPERTY AND EQUIPMENT

As of December 31, 2006, property and equipment consisted of the following:

Land	$87,187
Building and building improvements	409,106
Computer equipment	199,688
Office furniture and equipment	188,660
884,641

Less: Accumulated depreciation	576,539

$308,102

Depreciation expense related to property and equipment was $19,307 and $7,206, for the years ended December 31, 2006 and 2005, respectively.

NOTE  5 – ADVANCES TO AND INVESTMENT IN JOINT VENTURE

Investment in joint venture consisted of a 50% partnership interest Architectural Woodworking of the Hamptons, LLP (AWH).

Summarized Balance Sheet

December 31, 2006

Total assets	$69,097
Less: Current liabilities	18,644

Equity	$50,453

Summarized Income Statement

Year ended December 31, 2006

Revenues	$408,959
Expenses	354,113

Net Income	54,846

50% share	$27,423

Advances to and equity in joint venture	$36,189

For the years ended December 31, 2006 and 2005, revenues included 87% and 51%, respectively, of revenues to the Company.  For the year ended December 31, 2006, expenses included administrative fees of $19,426 to AWH.

NOTE 8 – MORTGAGE PAYABLE

Mortgage payable in monthly installments of $7,201, including interest of 8.13%, per annum, through May 2016. The mortgage is collateralized by land and building with a net book value of $300,916.

As of December 31, 2006, the aggregate maturities of the mortgage payable were as follows:

Years Ending December 31:
2007	$42,047
2008	45,514
2009	49,267
2010	53,330
2011	57,728
Thereafter	316,113

$563,999

NOTE 7 – STOCKHOLDERS’ EQUITY

During 2006, the Company discovered an error in the number of its outstanding shares and increased outstanding shares by 11,650, effective January 1, 2005.

In July and November 2005, the Company agreed to issue an aggregate of 1,350,000 of its common shares and $15,000 in exchange for consulting services relating to obtaining prospective financing and for public and investor relations services. The value of those services was $135,000. During 2006, the services were terminated and the 1,350,000 shares were cancelled and offset against the amortized deferred compensation.

In April 2006, TI declared a dividend of $200,000, payable by cancellation advances to stockholders of $200,000.

In April 2006, the Company exchanged 150,000 shares of the Company’s common stock for legal services.  The fair value of the shares was $150,000.

In April 2006, the Company issued 100,000 shares of the Company’s common stock in exchange for financial advisory and investment banking services through October 2006. The Company had the right to repurchase 50,000 of such shares for $25,000, for a period of six months. The fair value of the shares was $100,000.  In October 2006, the Company modified the above agreement by reducing the shares issued to 50,000 shares and each party agreed that there are no further obligations between the parties. In addition, the Company repurchased the other 50,000 shares for $12,500.00.

In April 2006, the Company issued 100,000 shares of the Company’s common stock in exchange for advertising rights through October 2006. The fair value of the shares was $100,000.

In May 2006, the Company paid $5,000 in cash and issued a warrant to purchase 25,000 shares of the Company’s common stock  in exchange for consulting and marketing services. Each warrant is exercisable at $1.98, per share, through May 1, 2011. The fair value of the warrants was $34,750.

NOTE 8 – COMMITMENTS

As of December 31, 2006, the Company was committed to provide public relations services of $6,000, per month, through June 2007.

NOTE  9 – INCOME TAXES

For the years ended December 31, 2006, income tax expense consisted of the following:

2006

Federal	$12,375
State	4,225

$16,600

Had the acquisition actually occurred on January 1, 2005, the proforma effect of income taxes and net (loss) income for the years ended December 31, 2006 and 2005, would have been as follows:

	2006	2005

(Loss) income before income taxes	$(159,981)	$1,541,677
Income taxes	(16,600)	-

Net (loss) income	$(176,581)	$1,541,677

The Company and its subsidiaries plan to file a Federal consolidated income tax return for the year ended December 31, 2006. TI and its subsidiaries plan to file a short year consolidated return for the three months ended March 31, 2006. TI and its subsidiaries were “S” corporations prior to January 1, 2006. "S" corporations are not required to pay Federal or state income taxes, as their losses and income pass through to their owners.

As of December 31, 2006, the Company had net operating loss carryforwards (NOL) of approximately $360,000 available to reduce future Federal taxable income through 2026. As of December 31, 2006, realization of the Company's net deferred tax asset of approximately $137,000 was not considered more likely than not and, accordingly, a valuation allowance of $137,000 was provided, an increase of $38,000 from December 31, 2005.

As of December 31, 2006, the components of the net deferred tax asset consisted of the following:

Net operating loss carryforwards	$137,000
Equity in income (loss)	(11,000)
Doubtful accounts	9,000
Other	2,000
Allowance	(137,000)

None

For the years ended December 31, 2006 and 2005, the (benefit) provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2006		2005
Federal income tax, at statutory rate	$(55,000)		$509,000
State income tax (benefit) expense, net of Federal benefit	(7,000)		77,000
Effect of TI as S Corporation	400		(640,000)
Other	7,000
Allowance	38,000		54,000
	$(16,600)	$	None