Form 10QSB
period 2007-03-31
HAMPTONS LUXURY HOMES INC
filed 2007-05-15
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 57,971,650 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash	$239,243
Contract receivables	495,610
Prepaid expenses and other current assets	41,842
Total current assets	776,695

Property and equipment, net	316,643

Advances to and investment in joint venture	36,189

Deferred financing costs, net of
accumulated amortization of $14,189	21,784
Total Assets	$1,151,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of mortgage payable	$42,807
Accounts payable	284,314
Accrued expenses and other current liabilities	17,556
Total current liabilities	344,677

Mortgage payable, less current maturities	510,923
Total Liabilities	855,600

Stockholders' Equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding	5,797
Additional paid-in capital	354,074
Accumulated deficit	(64,160)
Total Stockholders' Equity	295,711
Total Liabilities and Stockholders' Equity	$1,151,311

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

		For the Three Months
		Ended March 31,
		2007		2006

Contract revenues		$978,739		$1,016,568

Contract costs		614,149		766,001

Gross profit		364,590		250,567

Selling, general and administrative expenses		290,464		183,533

Income from operations before other income (expense)		74,126		67,034

Other income (expense):
Rental income		10,110		9,475
Equity income from investment
in joint venture		-		26,845
Interest expense		(9,972)		(8,754)

Net income		$74,264		$94,600

Basic and diluted earnings per common share	$	*	$	*

Basic and diluted weighted average number of common shares outstanding		57,971,650		59,060,000

* Less than $0.01, per share

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)
	For the Three Months
	Ended March 31,
	2007	2006
Net Income	$74,264	$94,600
Adjustments to reconcile net income to net
cash provided in operating activities:
Equity (income) loss from investment in joint venture	-	(26,845)
Depreciation and amortization	4,346	5,497
Amortization of deferred compensation	-	21,250
Changes in assets and liabilities affecting operations:
Contract receivables	(387,825)	21,962
Prepaid expenses and other current assets	(6,200)	(20,850)
Accounts payable	84,201	150,805
Accrued expenses and other current liabilities	(754)	78,829
Income taxes payable	(16,600)	-
Net cash (used in) provided by operating activities	(248,568)	325,248

Cash flows from investing activities:
Collections on advances to affiliates	-	(11,685)
Purchase of property and equipment	(12,287)	-
Net cash (used in) provided by investing activities	(12,287)	(11,685)

Cash flows from financing activities:
Repayments of mortgage payable	(10,269)	(9,515)
Dividends	-	(300,000)
Net cash used in financing activities	(10,269)	(309,515)

Net (decrease) increase in cash	(271,124)	4,048

Cash, beginning of period	510,367	492,918

Cash, end of period	$239,243	$496,966

Supplemental disclosure of cash flow information:
Interest expense	$11,923	$12,146

Taxes paid	$16,900	$155

Noncash Transactions
Due from stockholders applied to dividends	$-	$200,000

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

Hamptons Luxury Homes, Inc. (“we,” “our,” the “Company,” or “HLH”) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and in October 2003, changed its name to Hamptons Luxury Homes, Inc. The Company was inactive from March 1, 1998 until December 2003. In December 2003, the Company commenced operations as a builder of single-family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

In April 2005, the Company formed a wholly owned subsidiary, DWD Construction Services, Inc., to perform construction supervision and advisory services in connection with the construction of homes and business development of major commercial projects.

On April 7, 2006, the Company acquired all the outstanding shares of Telemark, Inc. (“Telemark” or “TI”) from the majority shareholders (officers and directors) of the Company in exchange for 25,000,000 shares of common stock. Following the acquisition, these shareholders owned approximately 79% of the outstanding shares of the Company.

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

Further, the acquisition contractually provided for the land and building to be transferred to the shareholders of TI, prior to the acquisition. As of May 14, 2007, the transfer has not been consummated and, as such, has not been recognized.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the provisions of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) that are considered necessary to fairly present the consolidated financial position, results of the operations and cash flows for the interim periods, have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, together with the Company’s Plan of Operations and Management’s Discussion and Analysis in the Company's Form 10-KSB for the year ended December 31, 2006.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statements No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning.  These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation, our ability to raise capital to finance our growth, the ability to manage growth, profitability and the marketability of our services, general economic and business conditions, the impact of developments in the real estate and home construction  and competition in the industry in which we engage, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the construction industry, our ability to enter into acceptable relationships with one or more suppliers, vendors or contractors of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, and other risks detailed from time to time in our filings with the SEC.  We do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

The financial statements presented are those of Hamptons Luxury Homes, Inc. (“we,” “our,” the “Company” or “HLH”), incorporated in May 1996 in the state of Delaware as Southampton Partners, Inc. In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from 1998 until December 2003 when it commenced operations as a builder of single family homes, provider of construction consulting services and distributor of building materials in the Hamptons area of Long Island, New York.

Hamptons Luxury Homes (www.hlxhomes.com) is a regional construction services company that builds and maintains custom homes, luxury vacation homes and ultra-luxury estate homes with operations in Bridgehampton, New York. Hamptons Luxury Homes’ wholly owned subsidiary, Telemark Inc. (“Telemark” or “TI”) is a nationally recognized and award winning ultra-luxury homebuilder. Telemark was awarded “Custom Builder of the Year” by Custom Builder Magazine in 1998. We believe the Company maintains an industry leading reputation for construction of luxury vacation homes from foundation to completion, with values ranging up to $50 million.  In addition, we believe that Hamptons Luxury Homes combines the most innovative methods of ultra-high quality materials with superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons, New York (through its Telemark subsidiaries), we believe that we will be able to expand into similar luxury markets in the United States.

Merger

The Company’s acquisition of Telemark has been accounted for as an exchange of shares between two entities under common control for financial accounting purposes.  SFAS No. 141 requires that the acquisition be accounted for at the carrying amounts in the account of Telemark.  Accordingly, in 2006, we will, for the effects of the merger, be using the carrying amounts.  The assets, liabilities and shareholders’ equity items of the entities under reorganization are booked in the combined entity based on their carrying amounts, without recognizing any new positive or negative goodwill.  In addition, for comparative purposes, we will be required to show the financial statements of all periods presented, including those with respect to periods prior to the merger, as if the merger had occurred at the beginning of the first period presented.

Telemark, a construction company based in Bridgehampton, New York, was founded in 1978 by Frank Dalene and Hugo Dalene, (Frank’s father) as Telemark Construction, Inc. Telemark manages and constructs custom homes, luxury vacation homes, ultra-luxury estate homes, renovations, historical restorations and commercial construction. Through its subsidiaries, it provides ongoing construction services, property management, maintenance, service and supplies building materials.

The Company performs its construction services through five wholly-owned subsidiaries and one joint venture. The wholly-owned subsidiaries are: Telemark, which manages the construction of and constructs custom homes, luxury vacation homes, ultra-luxury estate homes renovations of homes, performs historical restorations, and commercial construction; Telemark Service and Maintenance, Inc. (“TSM”), which provides ongoing property management, maintenance and service; Bridgehampton Lumber Corp. (“Bridgehampton”), which supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”), a custom panelized manufacturer that supplies materials for the housing and light industrial industries; DWD Construction Services, Inc. (“DWD”), which performs construction administration and advisory services in connection with the construction of homes and business development of major commercial projects; and East Coast Properties, Inc. (“ECP”), which is currently inactive, however, we plan to become active when we enter into joint ventures with property owners for the development and sale of new or renovated custom home. Telemark is a fifty percent partner in a joint venture known as Architectural Woodwork of the Hamptons, LLC, that manufacturers and installs custom millwork, custom cabinetry, custom built-ins and furniture.

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

It is the goal of the Company to develop the model of an integrated construction service provider in its local market in the Hamptons and then expand to the other 66 vacation home markets it has identified that have similarities to the Hamptons market. We believe there are currently twelve states that have over 100,000 homes that are classified as vacation homes, with another eight states that have over 50,000 homes classified as vacation homes. Within these states, and within five other states, we believe there are approximately 66 markets that cater to individuals whose wealth places them in the top one percent of personal wealth in the world. Preliminary research indicates the top twelve markets for expansion are:

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

About The Homes We Build

We categorize the homes consistent with how the real estate industry categorizes the real estate market. The real estate market is generally classified as follows: lower end market with sales prices up to $3,000,000; the middle market with sales prices between $3,000,000 and $8,000,000; and the high end market with sales prices of $8,000,000 and higher with an average sales price of $25,000,000.

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

About Our New Sales Program

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

We developed an aggressive sales and marketing program during the 4th quarter of 2006 and implemented it in February, 2007. We anticipate that the continued implementation of the sales and marketing plan together with our roll up strategy of acquiring trade contractors will position HLH to aggressively increase its market share in the eastern end of Long Island.

Our sales program is designed to leverage our excellent reputation and our relationship with the real estate firms to develop our sales force with the real estate brokers and sales agents. A referral agreement was drafted to formalize an agreement with the real estate firms setting forth a formal process and procedure by which the real estate broker or sales agent will be paid a referral fee for any of the construction services we provide their client while maintaining full disclosure requirements. As of the date of filing this report, the Company has entered into 4 referral agreements with real estate firms in New York, each of which are filed as exhibits hereto.

We believe this is the first sales program that includes a formal referral agreement with the real estate firms in the Hamptons and some real estate experts believe it is the first of its kind nationally. With four firms committed so far we are extremely encouraged at the referrals we are receiving in all aspects of our construction services. We are currently making presentations to the individual offices to educate the brokers and sales agents about the program and we are very pleased at the positive responses we are receiving. It is our goal to execute agreements with every real estate firm represented in the Hamptons and we plan to vigorously pursue our efforts.

About Our New Property Maintenance Program

We believe the average owner of a home in the Hamptons has made an investment in a home that has historically appreciated approximately 10% per year, or more, as long as the home is properly maintained. Many vacation home owners spend their weekends in the Hamptons calling and meeting with many different service providers because the industry is very fragmented. We have seen some vacation home owners not properly maintain their homes that require costly renovation or repair work to their home that is only ten years old. Since a vacation home owner occupies the home part time we believe they prefer not to maintain their homes in such a fragmented industry.

Telemark Service & Maintenance, Inc. provides service and maintenance on a will-call basis. Due to our focus on establishing and increasing a recurring revenue stream, we developed and implemented a maintenance program that consolidates all the service providers and individual maintenance contracts into one comprehensive property maintenance contract. Our motto is “One Contract, One Call, One Check, One Comprehensive Plan” (see an example of the marketing material below). We first survey the property and structures from a check list we developed. We develop a yearly maintenance budget and a capital improvement budget based on our findings. We present a comprehensive maintenance manual to the home owner that incorporates a detailed description of all service provider contracts that we received from our trade contractors that provide service contracts and other service providers that we use. The cost is broken down in detail which enables the homeowner to have a to-do list to check off the work they choose or adopt the entire plan.

We believe this is the first time a formal comprehensive property maintenance program has been developed and implemented in the Hamptons. We are very encouraged by the responses we are receiving and the comments from the vacation home owners that do not want to spend their weekends calling and meeting with the many individual service providers. We immediately executed an agreement with a major real estate firm to provide handyman services for the maintenance of their offices in the Hamptons. We have surveyed several properties and prepared maintenance manuals and we expect to execute those agreements soon.

About Our Acquisition Strategy

Our immediate acquisition strategy consists of acquiring the service providers and trade contractors that currently provide service in addition to the installation of products as a subcontractor during the construction process. We believe this strategy will provide synergies in our property maintenance program that will allow us to add to our own client base those that are captured by the service contracts, capture income that would normally be paid in the cost of goods sold, capture income through the economies of scale of centralizing administrative functions, cross-selling other services we provide to the newly acquired client bases and eventually provide all services in house that is required in our property maintenance program so we have better control over quality and reliability, and increase recurring revenues and income. The strategy includes maintaining the service provider’s reputation and name branding by structuring them as a wholly owned subsidiary and requiring the business owner to commit to a minimum time period to manage and grow the business.

We began implementing our acquisition strategy by opening up discussions with owners of service providers and trade contractors in order to develop the structure for the acquisition. We plan to begin entering into agreements in 2007 by acquiring the smaller companies that provide service only. We plan to fund the acquisitions with a combination of debt, stock and cash. We are presently interviewing investment banking firms to assist us with the implementation of our strategy.

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

Results of Operations

General

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. The nine homes are still delayed by the permit process and we have not started the construction process. As a company we had limited direct experience in home construction prior to our merger with Telemark in April 2006 (see Merger above in Overview). The construction was planned to take place in Southampton Township on Long Island and was expected to start when all required permits are obtained. Currently, these permits are being delayed by the applicable town agencies. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed. Currently, there appears to be little hope that the applicable local town boards will grant approval for the project to proceed as planned. If the appropriate approvals are obtained from the applicable local town boards the contracts will be re-negotiated with the owner to update the costs of construction and any and all adjustments to scopes of work that may have changed as a result of the approval process.

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

We devoted a substantial amount of our resources during the year ended December 31, 2005 and the first six months of 2006 starting and completing the process to become current in our reporting under the Exchange Act, engaging and working with public relations firms, legal and financial advisors, and seeking assistance in obtaining investment funding. No funding sources have been identified as of the date hereof. Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “HLXH.”

Construction Contract Types

Through most of its history, Telemark has performed work under several different contract types based on the kind of work it performed, preference of the owner, and the preferences of management.  The contract type that is ultimately used on a project may be a part of the negotiating process.  The typical contract types are a General Contractor (“GC”), Construction Manager (“CM”) and Construction Administrator (“CA”).  Management believes that the different contract types represent various degrees of risk that Telemark assumes and operating cash requirements.  Work performed by the Company under several different contract types may affect the revenues, the evaluation of revenues year over year and may not be an indication of the construction activity of the Company.

The GC on a construction job is responsible for subcontractor costs as well as performance and, accordingly, all material and subcontractor costs are paid to, and by, the GC.  The GC accounts for the full amount of the construction costs as revenue and all costs paid for material, labor and to subcontractors as cost of goods sold.

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

Currently all construction is being performed under the contract type of a General Contractor. It seems likely that all work to be performed throughout the remainder of the year will be as a General Contractor.

The Company also performs service and maintenance work on homes that it has built and homes of other select clients, including property management, routine maintenance and small projects on a will call basis.  The work is performed by the Company’s own labor force and subcontractors in the carpentry and painting trades.  The work is generally billed on a time and material basis with occasional work is proposed at a fixed price.

Sales Activity and Backlog

During the second quarter, and into the third quarter, of 2006, a significant portion of management’s resources and time was spent transitioning from a private company into a public company.  Management was focused on regulatory requirements, meeting with investor relations consultants, meeting with public relations consultants, working with accounting consultants, working with legal consultants, making presentations to investors at meetings in Long Island, New York City and Chicago, making presentations to institutional funding sources to raise equity capital and debt financing and developing its business plan.

Beginning in the third quarter of 2006, and continuing in the fourth quarter of 2006, management increased its efforts in marketing and sales by holding face to face meetings with architectural firms to introduce HLH and inform them of the acquisition of Telemark since some opportunities to bid on projects originate from the architectural firms. At the same time, management began meeting with real estate firms to develop a new unique sales referral program that utilizes the sales agents and brokers in the real estate firms as its sales force. A referral agreement was drafted and in February 2007 management executed its first agreement with a major real estate firm. We currently have executed four agreements with real estate firms that combined have approximately 3,530 brokers and sales agents. The brokers and sales agents will receive a fully disclosed referral fee for all construction services performed by HLH. There are several other real estate firms in various stages of negotiation of the agreement.

The results of our sales activities and the roll out of the new sales referral program are very encouraging since we have seen immediate responses and we believe the results will steadily increase as the program is implemented and more real estate firms execute agreements. From January 1, 2007 to the date of the filing of this report we currently have commitments for $9,060,538 of work with a backlog of work that is projected to complete in May 2008. We currently have bids outstanding on an additional $11,675,265 of work. We are also working with potential clients to assist them in various stages of design and approvals on approximately an additional $15,600,000 of work. Working with potential clients to assist them in various stages of design and approvals represents a pipeline of future work that may become contracts within six to twelve months. Although we believe that it is favorable that the above mention bids and future work will become contracts, these figures represent estimates of what the Company’s management is anticipating in the coming year.  There can be no assurances that all or any of these estimates will be realized.  A failure to realize these anticipated revenues may have a material adverse affect on the value of the Company’s common stock.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues 2007 contract revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the three months ended March 31, 2007 is in line with the prior year of approximately $1,000,000.

Cost of revenue Cost of contract revenue as a percentage of total revenues was 63% and 75% for the three months ended March 31, 2007 and 2006, respectively.  Cost of contract revenues decreased by $152,000 to $614,000 for the three months ended March 31, 2007 from $766,000 for the comparable period in 2006. The decrease of cost of revenues or the decrease in the percentage of cost of revenue was the result of contract operations with increased margins.

Gross profit Gross profit as a percentage of total revenue was 37% and 25% for the three months ended March 31, 2007 and 2006, respectively.  Gross profit increased $114,000 or 45% to $365,000 for the three months ended March 31, 2007 from $251,000 for the comparable period in 2006. This increase was the result of contract operations with increased margins.

Selling, general and administrative Selling, general and administrative expenses increased $107,000 or 58% to $290,000 for the three months ended March 31, 2007 compared to $183,000 for the comparable period in 2006. The increase was due to an increase in marketing, payroll and professional fees related to the fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period.

Net income  The Company’s net income for the three months ended March 31, 2007 was $74,000 and $95,000 for the same period in 2006.  Increase in gross profit was offset by an increase in selling and administrative expenses.

Liquidity and Capital Resources

The Company had cash of $239,000 as of March 31, 2007 compared to $510,000 at December 31, 2006, none of which was restricted.

The Company had working capital of $432,000 as of March 31, 2007 and $377,000 as of December 31, 2006.

The Company had accumulated deficit of $64,000 as of March 31, 2007. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows used from operations $249,000 for the three months ended March 31, 2007 was primarily a result of increase in accounts receivable and decrease in accounts payable.

The Company has no committed source of debt or equity capital. However, the Company believes that the increase in work commitments of $9 million to date will result in positive cash flow for the next 12 months.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3.  Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-d-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and management’s assessment of the potential effects of the material weakness described below, our Chief Executive Officer and Senior Vice President of Finance and Administration concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Disclosure Controls and Internal Controls.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure.  Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded, and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an “accelerated filer” (as defined in the Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ending December 31, 2007.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5.

Other Information.

On January 5, 2007, Frank Dalene and Roy Dalene, the principal financial and executive officers of the Company, respectively, formed Hamptons Real Estate Fund, L.P. (the “Fund”), a private equity fund formed for the purpose of acquiring property in the Hamptons area of Long Island, New York, constructing luxury homes on the purchased properties and selling the newly refurbished properties to individuals.  The Company’s management and principal shareholders are the controlling members and managers of the Fund’s general partner, Hamptons Real Estate Fund, LLC.

In addition, the Company shall serve as the Fund’s exclusive builder of the luxury homes that are to be built in the Hamptons area following the influx of working capital into the Fund from private investors.

Item 6.

Exhibits

Exhibit Number

Description

31.1*

Section 302 Certification of Principal Executive Officer

31.2*

Section 302 Certification of Principal Financial Officer

32.1*

Section 906 Certification of Principal Executive Officer

32.2*

Section 906 Certification of Principal Financial Officer

10.3*

Prudential Referral Agreement

10.4*

Compass East Referral Agreement

10.5*

Edwin Fishel Referral Agreement

10.6*

South Fork Referral Agreement

___________________________

*  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTONS LUXURY HOMES, INC.

Dated: May 15, 2007

By: /s/ Roy Dalene

Roy Dalene

Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: May 15, 2007

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

32.1*

Section 906 Certification of Principal Executive Officer

32.2*

Section 906 Certification of Principal Financial Officer

10.3*

Prudential Referral Agreement

10.4*

Compass East Referral Agreement

10.5*

Edwin Fishel Referral Agreement

10.6*

South Fork Referral Agreement

___________________________

*  Filed herewith