Form 10QSB
period 2007-06-30
HAMPTONS LUXURY HOMES INC
filed 2007-08-14
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 57,971,650 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash	$153,749
Contract receivables	842,667
Prepaid expenses and other current assets	39,228
Total current assets	1,035,644

Property and equipment, net	19,874

Advances to and investment in joint venture	36,189

Other assets	16,600
Total Assets	$1,108,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	361,099
Due to affiliate	10,840
Accrued expenses and other current liabilities	18,122
Taxes payable	63,000
Total current liabilities	453,061

Stockholders' Equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding	5,797
Additional paid-in capital	526,413
Retained earnings	123,036
Total Stockholders' Equity	655,246
Total Liabilities and Stockholders' Equity	$1,108,307

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

		For the three months				For the six months
		ended June 30,				ended June 30,
		2007		2006		2007		2006

Contract revenues		$1,863,236		$1,976,607		$2,841,975		$2,993,175

Contract costs		1,224,432		1,333,038		1,838,581		2,020,516

Gross profit		638,804		643,569		1,003,394		972,659

Selling, general and
administrative expenses		393,616		565,235		684,080		657,884

Income from operations
before other income (expense)		245,188		78,334		319,314		314,775

Other income (expense):
Rental income		11,703		9,475		21,813		18,950
Interest income (expense), net		(6,695)		(11,904)		(16,667)		(23,701)
Equity in income from
investment in joint venture		-		7,008		-		33,853
Income before income taxes		250,196		82,913		324,460		343,877

Income taxes		63,000		32,600		63,000		57,755

Net income		$187,196		$50,313		$261,460		$286,122

Basic and diluted earnings
per common share	$	*	$	*	$	*	$	*

Basic and diluted weighted
average number of common
shares outstanding		57,971,650		59,327,761		57,971,650		59,198,934

* Less than $0.01 per share

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2007 AND 2006 (UNAUDITED)
		2007	2006
Net Income		$261,460	$286,122
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Equity in income from investment in joint venture		-	(33,853)
Depreciation and amortization		27,653	6,216
Amortization of deferred compensation		-	42,500
Stock-based compensation			239,839
Changes in assets and liabilities affecting operations:
Contract receivables		(734,882)	(676,014)
Prepaid expenses and other current assets		(3,586)	(20,000)
Other assets		(16,600)	- 0 -
Accounts payable		84,178	145,775
Accrued expenses and other current liabilities		(188)	55,659
Income taxes payable		46,400	57,755
Net cash (used in) provided by operating activities		(335,565)	103,999

Cash flows from investing activities:
Advances to joint venture		-	(9,484)
Purchase of property and equipment		(14,710)	(1,565)
Net cash used in investing activities		(14,710)	(11,049)

Cash flows from financing activities:
Repayments of mortgage payable		(17,183)	(19,158)
Due to affiliates		10,840
Dividends		-	(300,000)
Net cash used in financing activities		(6,343)	(319,158)

Net decrease in cash		(356,618)	(226,208)

Cash, beginning of period		510,367	426,481

Cash, end of period		$153,749	$200,273

Supplemental disclosure of cash flow information:
Interest expense		$19,755	$23,700

Taxes paid		$16,900	$-

Noncash Transactions
Due from stockholders applied to dividends	$		$200,000

*** See additional noncash transaction in footnote 4.

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

Hamptons Luxury Homes, Inc. (the “Company” or “HLH”) was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and, in October 2003, changed its name to Hamptons Luxury Homes, Inc. The Company was inactive from March 1, 1998 until December 2003. In December 2003, the Company commenced operations as a builder of single-family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

In April 2005, the Company formed a wholly owned subsidiary, DWD Construction Services, Inc., to perform construction supervision and advisory services in connection with the construction of homes and business development of major commercial projects.

On April 7, 2006, the Company acquired all the outstanding shares of Telemark, Inc. (“TI”) from the majority shareholders (officers and directors) of the Company in exchange for 25,000,000 shares of common stock. Following the acquisition, these shareholders owned approximately 79% of the outstanding shares of the Company.

TI was incorporated in the state of New York on December 7, 1998. TI constructs, renovates and restores luxury homes and commercial property and manages construction. Through TI’s wholly owned subsidiaries, Telemark Service and Maintenance, Inc. and Bridgehampton Lumber Corp., TI provides ongoing property management and maintenance services, and sells building material and hardware.

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

Further, the acquisition contractually provided for the land and building to be transferred to the shareholders of TI, prior to the acquisition.  (Note 4)

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-B of the Securities Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position, results of the operations and cash flows for the interim periods, have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Hamptons Luxury Homes, Inc. together with the Company’s Plan of Operations and Management’s Discussion and Analysis in the Company’s Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 –INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

NOTE 4 – TRANSFER OF LAND AND BUILDING

On June 8, 2007, the land and building were transferred to a limited liability company owned by the principal stockholders of the Company to complete the Company’s obligations in connection with the acquisition of Telemark.  The existing mortgage was satisfied by the limited liability company.

The transfer recorded as a capital contribution of $172,339 as the carry value of the assets was less than the mortgage, as follows:

Land and Building, net	$297,669
Other assets	76,808
Mortgage	(546,816)

$(172,339)

The Company is committed under a non-cancellable lease to the limited liability company for office and warehouse space through April 6, 2008 for annual rents of $199,200.  Rent expense for the six months ended June 30, 2007 was $16,600.

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

Hamptons Luxury Homes (www.hlxhomes.com) is a regional construction services company that builds and maintains custom homes, luxury vacation homes and ultra-luxury estate homes with operations in Bridgehampton, New York. The Company’s wholly owned subsidiary, Telemark Inc. (“Telemark” or “TI”) is a nationally recognized and award winning ultra-luxury homebuilder. Telemark was awarded “Custom Builder of the Year” by Custom Builder Magazine in 1998. We believe the Company maintains an industry leading reputation for construction of luxury vacation homes from foundation to completion, with values ranging up to $50 million.  In addition, we believe that Hamptons Luxury Homes combines the most innovative methods of ultra-high quality materials with superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons, New York (through its Telemark subsidiaries), we anticipate expansion into similar luxury markets in the United States.

Merger

The acquisition of Telemark by HLH has been accounted for as an exchange of shares between two entities under common control for financial accounting purposes.  SFAS No. 141 requires that the acquisition be accounted for at the carrying amounts in the account of Telemark.  Accordingly, in 2006, we are, for the effects of the merger, using the carrying amounts.  The assets, liabilities and shareholders’ equity items of the entities under reorganization are booked in the combined entity based on their carrying amounts, without recognizing any new positive or negative goodwill.  In addition, for comparative purposes, we are required to show the financial statements of all periods presented, including those with respect to periods prior to the merger, as if the merger had occurred at the beginning of the first period presented.

Telemark, a construction company based in Bridgehampton, New York was founded in 1978 by Frank Dalene and Hugo Dalene, (Frank’s father) as Telemark Construction, Inc. Telemark manages and constructs custom homes, luxury vacation homes, ultra-luxury estate homes, renovations, historical restorations and commercial construction. Through its subsidiaries, it provides ongoing construction services, property management, maintenance, service, and supplies building materials.

The Company performs its construction services through five wholly-owned subsidiaries and one joint venture. The wholly-owned subsidiaries are: Telemark, which manages the construction of and constructs custom homes, luxury vacation homes, ultra-luxury estate homes renovations of homes, performs historical restorations, and commercial construction; Telemark Service and Maintenance, Inc. (“TSM”), which provides ongoing property management, maintenance and service; Bridgehampton Lumber Corp. (“Bridgehampton”), which supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”).  Barden is a custom panelized manufacturer that supplies materials for the housing and light industrial industries; DWD Construction Services, Inc. (“DWD”), which performs construction administration and advisory services in connection with the construction of homes and business development of major commercial projects; and East Coast Properties, Inc. (“ECP”), which is currently inactive however we plan to become active when we enter into joint ventures with property owners for the development and sale of new or renovated custom home. Telemark is a fifty percent partner in a joint venture known as Architectural Woodwork of the Hamptons, LLC, which manufacturers and installs custom millwork, custom cabinetry, custom built-ins and furniture.

Goals of the Company

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

It is the goal of the Company to expand and create an integrated construction service company that concentrates on the luxury vacation estate segment of the real estate industry and develops its business model through the acquisition of companies that will become wholly-owned subsidiaries in the areas of, without limitation, building custom homes, luxury vacation homes, ultra-luxury vacation estates, renovation work, restoration work, property maintenance, property management, service contractors, trade contractors and real estate development.

It is the goal of the Company to develop the model of an integrated construction services in its local market in the Hamptons and then expand to the other 66 vacation home markets it has identified that are similar to the Hamptons market. There are currently twelve states that have over one hundred thousand homes that are classified as vacation homes, with another eight states that have over fifty thousand homes classified as vacation homes. Within these states, and within five other states, there are approximately sixty-six markets that cater to individuals whose wealth places them in the top one percent of personal wealth in the world. Preliminary research indicates the top twelve markets for expansion are:

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

About The Homes We Build

We categorize the homes consistent with how the real estate industry categorizes the real estate market. The real estate market is generally divided into the following categories: lower end market with sales prices up to $3,000,000; the middle market with sales prices between $3,000,000 and $8,000,000; and the high end market with sales prices of $8,000,000 and higher with an average sales price of $25,000,000.

Our Custom Home is typically built for local professionals and business people or entry level vacation home owners. We believe that we are able to achieve affordable construction costs through our dealership with Barden Homes that provides efficiencies of panelized construction, allows for custom design and maintains our reputation for quality.

Our Luxury Vacation Home is an architecturally custom designed home that averages 6,000 square feet with a pool, pool house and tennis court, is situated on two to five acres, and typically includes several custom amenities such as custom kitchens, built-ins, media rooms, custom master suites and a custom designed landscape plan. The homes are built for the move-up vacation home owner or successful Wall Street professional and business executives.

We believe our Ultra-Luxury Estate Home is an architecturally unique custom designed home that averages 12,000 square feet, situated on more than five acres, and many include a guest house on the property, servant’s quarters, staff kitchen as well as a main kitchen, his and her master suites, a theater, custom wood paneled library, exercise room or gym, recreation room or game room, indoor pool, squash court, or basketball court. Typically, nothing is taken off a shelf to build the home, windows and doors are custom fabricated, exterior and interior trim is custom designed and fabricated. Every detail is custom designed and built, sometimes even the furniture. The highest quality in materials, means and methods of construction are used to create an architectural work of art that is often sold as a great work of art and not just a home. The properties are impeccably manicured and maintained behind gated hedgerows with rare specimens of trees, rose gardens, English gardens, and private ponds stocked with fish. The homes are built for the most successful and wealthiest individual many times as one of several vacation homes in the world.

We provide renovation, historic restoration and maintenance services in all three categories of homes mentioned above.

About Our Sales Program

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

We developed a sales and marketing program during the 4th quarter 2006 and rolled it out in February 2007. The continuing results of our efforts are discussed in more detail below in the section titled “Sales Activity and Backlog.” We anticipate that the continued implementation of the sales and marketing plan together with our roll up strategy of acquiring trade contractors will position HLH to increase its market share in the eastern end of Long Island.

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

This is the first sales program that includes a formal referral agreement with the real estate firms in the Hamptons and some real estate experts believe it is the first of its kind nationally. With four firms committed so far we are extremely encouraged at the referrals we are receiving in all aspects of our construction services. We are currently making presentations to the individual offices to educate the brokers and sales agents about the program and we are very pleased at the positive responses we are receiving. It is our goal to execute agreements with other real estate firms represented in the Hamptons and we plan to diligently pursue our efforts.

About Our Property Maintenance Program

An owner of a home in the Hamptons has made an investment in a home that has historically appreciated approximately ten percent per year, or more, as long as the home is properly maintained. Many vacation home owners spend their weekends in the Hamptons calling and meeting with many different service providers because the industry is very fragmented. We have seen some vacation home owners not properly maintain their homes that require costly renovation or repair work to their home that is only ten years old. Since a vacation home owner occupies the home part time we believe they prefer not to maintain their homes in such a fragmented industry.

Telemark Service & Maintenance provides service and maintenance on a will-call basis. Due to our focus to increase a recurring revenue stream we developed and implemented this month a maintenance program that consolidates all the service providers and individual maintenance contracts into one comprehensive property maintenance contract. Our motto is, “One Contract, One Call, One Check, One Comprehensive Plan” (see an example of the marketing material below). We first survey the property and structures from a check list we developed. We develop a yearly maintenance budget and a capital improvement budget based on our findings. We present a comprehensive maintenance manual to the home owner that incorporates a detailed description of all service provider contracts that we received from our trade contractors that provide service contracts and other service providers that we use. The cost is broken down in detail which enables the homeowner to have a to-do list to check off the work they choose or adopt the entire plan.

We believe this is the first time a formal comprehensive property maintenance program has been developed and implemented in the Hamptons. We are very encouraged by the responses we are receiving and the comments from the vacation home owners that do not want to spend their weekends calling and meeting with the many individual service providers. We immediately executed an agreement with a major real estate firm to provide handyman services for the maintenance of their offices in the Hamptons. We have surveyed several properties and prepared maintenance manuals and we are presently maintaining several properties. We will continue our efforts to expand this program.

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

About North Country Entertainment Complex

On July 2, 2007 the Company released the following news release describing its relationship with Northway Island Associates, Inc. and what is presently known as the North Country Entertainment Complex.

Hamptons Luxury Homes Announces that Northway Island Associates Secures Land for a Planned Hundred Million Dollar Plus Development Project

Hamptons Luxury Homes is a 10% Shareholder of Northway Island Associates, Inc.

BRIDGEHAMPTON, N.Y.--(BUSINESS WIRE)--Hamptons Luxury Homes (OTCBB:HLXH), a luxury homebuilder of custom estate homes and an integrated construction services company, today announced that Northway Island Associates, in which the company had acquired a 10% ownership interest two years ago, when its wholly owned subsidiary, DWD Construction Services, Inc., entered into a consulting agreement with Northway, is prepared to commence development of the North Country Entertainment Complex located in upstate New York.

Northway Island Associates, Inc. of Utica, NY, announced last week, it has closed on its purchase of approximately 928 acres of land to develop an entertainment complex in the St. Lawrence area that is expected to attract tourists from both the U.S. and Canada. The land, located in Brasher and Massena, New York, is slated for use as a motor sports park with retail and entertainment components. In an earlier announcement Northway described the possibility of locating a casino at the complex. “The acquisition of this property is the first major step in the development of the North Country Entertainment Complex,” said Frank Dalene, president of DWD Construction Services and Vice President/Chief Financial Officer of Hamptons Luxury Homes.

“We believe this project has tremendous potential to completely revitalize an economically stagnant area,” said Roy Dalene, president and CEO of Hamptons Luxury Homes. “In addition to providing great benefit to the community, which has been hard hit by the closings of manufacturing plants as well as the downsizing of former large employers in the area, it may also contribute to Hamptons Luxury Homes’ revenue and earnings in future years as a result of our 10% ownership interest.”

During the past two years, Hamptons’ wholly-owned subsidiary, DWD Construction Services, Inc. provided consulting services to Northway Island Associates concerning management, marketing, financial planning, strategic planning, corporate organization and structure, financing, expansion of services, and business opportunities and reviewed and advised Northway regarding its overall progress, needs and condition. This included providing advice regarding recruitment and employment of executives; identification, evaluation, structuring, negotiating and closing of joint ventures, strategic alliances, business opportunities and corporate financing. In return, DWD Construction was compensated with a 10% ownership in Northway Island Associates. “We believed that once this project got started it could have the potential to eventually generate benefits to Hamptons Luxury Homes,” said Dalene. “And we remain committed to continue our consulting services in order to see this project through its next phase and beyond.”

Northway Island Associates recently announced that it plans to begin Phase I engineering activity for the multimillion dollar project as it enters the permitting process required prior to the design and construction of the planned facilities.

On August 2, 2007 our wholly owned subsidiary, DWD Construction Services, Inc. (“DWD”), acting as the Owner’s Representative for Northway Island Associates, Inc. (“NIA”) sent out Requests for Proposals, (“RFP”) for Master Planning services to four prominent architectural firms that provide planning services. Presently the planned scope of the entertainment complex that is included in the RFP consists of:

1.

300,000 sq.ft. Las Vegas style casino with 6,100 slot machines, 280 tables, simulcast horse race wagering, retail space, dining facilities and lounges.

2.

Five hotels in different price ranges with 300 rooms, dining facilities, meeting rooms and retail space in each hotel.

3.

An amusement park and water park with a 100,000 sq.ft. building for interior space to operate year round.

4.

An indoor arena with a seating capacity of 10,000 that may host concerts, minor league hockey, basketball, soccer, baseball and a convention center.

5.

.75 mile NASCAR style oval speedway, a ¼ mile drag strip and a horse track. Proposed activities may include but won’t be limited to; NASCAR sanctioned races, IRL races, ARCA races, Hooters Cup races, NHRA sanctioned races, Sprint Car races, tractor pulls, snowmobile racing, race team testing, events such as the Richard Petty Driving Experience and Horse racing. There is a planned permanent seating capacity of 30,000 with the capability to expand to 80,000 with temporary seating.

6.

A designer 18-hole golf course.

DWD has presented cost estimates for construction to NIA for approximately $600,000,000 to construct the entertainment complex over a five year period of time. Currently NIA has funding for the entire project in place. The Company has no plans to be the constructor of the entertainment complex however DWD continues to perform under its consulting agreement with NIA to assist them through various stages of the business planning process.

We are very pleased to be a shareholder in NIA and to provide continued assistance and support for the completion of the North Country Entertainment Complex. We believe our involvement will continue to provide synergies to the core business of the Company since at the same time we are providing consulting services we will have the ability to study and explore opportunities in the vacation home markets in northern New York State and along the St. Lawrence River.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

Results of Operations

General

We were inactive for the five years prior to December 2003 with no revenues whatsoever. In December 2003, we entered into signed contracts covering the construction of nine homes for a total price of $2,125,000 and subsequently entered into contracts to manage the construction of homes. The nine homes are still delayed by the permit process and we have not started the construction process. As a company we had limited direct experience in home construction prior to our merger with Telemark, in April 2006 (see Merger above in Overview). The construction was planned to take place in Southampton Township on Long Island and was expected to start when all required permits are obtained. Currently, these permits are being delayed by the applicable town agencies. Prior to starting construction, the customer needed to secure financing and numerous permits and approvals. The customer received a commitment for financing from Suffolk County National Bank and the permit process was underway. We received a cash payment of $11,016 in December 2003 to cover upfront and planning costs of the project and will receive payments for work as performed. Currently there appears to be little hope that the Town boards will grant approval for the project to proceed as planned. If the appropriate approvals are obtained from the Town boards the contracts will be re-negotiated with the owner to update the costs of construction and any and all adjustments to scopes of work that may have changed as a result of the approval process.

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

In April, 2005 we formed a wholly-owned subsidiary, DWD Construction Services, Inc., to perform construction supervision and advisory services in connection with the construction of homes. In 2006 we realized substantially all of our revenues from these services which indirectly relate to the Barden dealership.

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

Currently all construction is being performed under the contract type of a General Contractor. It seems likely that all work that will be performed throughout the remainder of the year will be as a General Contractor.

The Company also performs service and maintenance work on homes that it has built and homes of other select clients, including property management, routine maintenance and small projects on a will call basis.  The work is performed by the Company’s own labor force and subcontractors in the carpentry and painting trades.  The work is generally billed on a time and material basis with occasional work being proposed at a fixed price.

Sales Activity and Backlog

During the second quarter and into the third quarter of 2006, a significant portion of management’s resources and time was spent transitioning from a private company into a public company.  Management was focused on regulatory requirements, meeting with investor relations consultants, meeting with public relations consultants, working with accounting consultants, working with legal consultants, making presentations to investors at meetings in Long Island, New York City and Chicago, making presentations to institutional funding sources to raise equity capital and debt financing and developing its business plan.

Beginning in the third quarter of 2006 and continuing in the fourth quarter, management increased its efforts in marketing and sales by holding face to face meetings with architectural firms to introduce HLH and inform them of the acquisition of Telemark since some opportunities to bid on projects originate from the architectural firms. Management at the same time began meeting with real estate firms to develop a sales referral program that utilizes the sales agents and brokers in the real estate firms as its sales force. A referral agreement was drafted and in February 2007 management executed its first agreement with a major real estate firm. We currently have executed four agreements with real estate firms that combined have approximately 3,530 brokers and sales agents. The brokers and sales agents will receive a fully disclosed referral fee for all construction services performed by HLH. There are several other real estate firms in various stages of negotiation of the agreement.

The results of our sales activities and the roll out of the new sales referral program are very encouraging since we have seen immediate responses and we believe the results will steadily increase as the program is implemented and more real estate firms execute agreements. From January 1, 2007 to the date of the filing of this report we currently have commitments for $9,870,538 of work with a backlog of work that is projected to complete in May 2008. We currently have bids in various stages on an additional $16,063,730 of work. We are also working with potential clients to assist them in various stages of design and approvals on approximately an additional $7,500,000 of work. Bids and working with potential clients to assist them in various stages of design and approvals represents a pipeline of future work that may become contracts within six to twelve months. Although we believe that it is favorable that the above mention bids and future work will become contracts, these figures represent estimates of what the Company’s management is anticipating in the coming year.  There can be no assurances that all or any of these estimates will be realized.  A failure to realize these anticipated revenues may have a material adverse affect on the value of the Company’s common stock.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the three months ended June 30, 2007 decreased by $113,371 or 6% to $1,863,236 as compared to $1,976,607 for the comparable period in 2007. The decrease was due to a decrease of construction activity for the period.

Cost of revenue Cost of revenue as a percentage of total revenues was 66% and 67% for the three months ended June 30, 2007 and 2006, respectively.  Cost of revenues decreased by $108,606 or 8% to $1,224,432 for the three months ended June 30, 2007 from $1,333,038 for the comparable period in 2006. The decrease in the percentage of cost of revenue was the result of contract operations with increased margins. The decrease of the cost of revenue was a result of a decrease of revenue.

Gross profit Gross profit as a percentage of total revenue was 34% and 33% for the three months ended June 30, 2007 and 2006, respectively. Gross profit decreased $4,765 or 1% to $638,804 for the three months ended June 30, 2007 from $643,569 for the comparable period in 2006. The increase in percentage was the result of contract operations with increased margins. The decrease of gross profit was a result of a decrease of revenues.

Selling, general and administrative Selling, general and administrative expenses decreased $171,619 or 30% to $393,616 for the three months ended June 30, 2007 compared to $565,235 for the comparable period in 2006. The decrease was due to a decrease in marketing, and professional fees related to the fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period, offset by an increase of insurance and payroll.

Interest income, (expense) Net interest expense was approximately $6,695 for the three months ended June 30, 2007 as compared to an interest expense of approximately $11,904 for the comparable period in 2006.

Net income The Company’s net income increased $136,883 or 272% to $187,196 for the three months ended June 30, 2007 from $50,313 for the comparable period in 2006. The increase was primarily due to a decrease in selling, general and administrative expense.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the six months ended June 30, 2007 decreased by $151,200 or 5% to $2,841,975 as compared with $2,993,175 for the comparable period in 2006. The decrease was due to a decrease of construction activity for the period.

Cost of revenue Cost of revenue as a percentage of total revenues was 65% and 67% for the six months ended June 30, 2007 and 2006, respectively.  Cost of revenues decreased by $181,935 or 9% to $1,838,581 for the six months ended June 30, 2007 from $2,020,516 for the comparable period in 2006. The decrease in the percentage of cost of revenue was the result of contract operations with increased margins. The decrease of the cost of revenue of revenue was a result of a decrease of revenue and improved margins.

Gross profit Gross profit as a percentage of total revenues was 35% and 33% for the six months ended June 30, 2007 and 2006, respectively. Gross profit increased $30,735 or 3% to $1,003,394 for the six months ended June 30, 2007 from $972,659 for the comparable period in 2006. The increase in percentage was the result of contract operations with increased margins.

Selling, general and administrative Selling, general and administrative expenses increased $26,196 or 4% to $684,080 for the six months ended June 30, 2007 compared to $657,884 for the comparable period in 2006.  The majority of the increase was due to an increase in rent, insurance and payroll, offset by a decrease in marketing and professional fees.

Income from operations before other income (expense). The Company’s income from operations during the six months ended June 30, 2007 and 2006 was $319,314 and $314,775 respectively.

Interest income, (expense) Net interest expense was approximately $16,700 for the six months ended June 30, 2007 as compared to compared to an interest expense of approximately $23,700 for the comparable period in 2006.

Income taxes For the six months ended June 30, 2007 and 2006, the Company recorded a provision for income taxes of $63,000 and $57,755.

Net income The Company’s net income decreased $24,662 or 7% to $261,460 for the six months ended June 30, 2007 from $286,122 for the comparable period in 2006.

Liquidity and Capital Resources

The Company had cash of $153,749 as of June 30, 2007 compared to $510,000 at December 31, 2006, none of which was restricted.

The Company had working capital of $583,000 as of June 30, 2007 and $377,000 as of December 31, 2006.

The Company had retained earning of $123,000 as of June 30, 2007. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows used in operations of $336,000 for the six months ended June 30, 2007 was primarily a result of increase in accounts receivable and decrease in accounts payable.

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

Revenue Recognition

The Company performs the majority of its projects under the following types of contracts: cost-plus and time-and-materials. For time-and-materials and cost-plus contracts, revenue is recognized as costs are incurred.

Stock Based Compensation

Compensation costs for common stock, warrants and options issued for services were based on the fair value method. Fair value was based on the value of the common stock issued or services provided, whichever is more determinable.

Item 3.  Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securites Exchange Act of 1934, Rule 13-d-15(e) and 15d-15(e).  Based upon that evaluation and management’s assessment of the potential effects of the material weakness described below, our Chief Executive Officer and Senior Vice President of Finance and Administration, concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Dated: August 14, 2007

By:  /s/ Roy Dalene

Roy Dalene

Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: August 14, 2007

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

* Filed herewith