Form 10QSB
period 2007-09-30
HAMPTONS LUXURY HOMES INC
filed 2007-11-14
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

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
(631) 537-1600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 13, 2007, there were outstanding 57,971,650 shares of the common stock, par value $.0001, of the issuer.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

PART I

FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash	$77,110
Contract receivables	1,994,522
Prepaid expenses and other current assets	39,228
Total current assets	2,110,860

Property and equipment, net	64,653

Advances to and investment in joint venture	76,299

Other assets	16,600

Total Assets	$2,268,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,126,394
Accrued expenses and other current liabilities	18,291
Income taxes payable	256,000
Total current liabilities	1,400,685
Stockholders' Equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding	5,797
Additional paid-in capital	533,913
Retained earnings	328,017
Total Stockholders' Equity	867,727
Total Liabilities and Stockholders' Equity	$2,268,412

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the three months				For the nine months
		ended September 30,				ended September 30,
		2007		2006		2007		2006

Contract revenues		$3,743,123		$846,547		$6,585,098		$3,849,197

Contract costs		2,958,280		634,306		4,796,861		2,654,822

Gross profit		784,843		212,241		1,788,237		1,194,375

Selling, general and administrative expenses		376,950		396,906		1,061,030		1,079,575

Income from operations before other income (expense)		407,893		(184,665)		727,207		114,800

Other income (expense):
Rental income		-		12,060		21,813		22,200
Interest income (expense), net		2,139		(13,930)		(14,528)		(37,631)
Equity in income from investment in joint venture		40,110		(7,264)		40,110		26,589
Income before income taxes		450,142		(217,919)		774,602		125,958

Income taxes (benefit)		245,161		(46,255)		308,161		11,500

Net income		$204,981		$(171,664)		$466,441		$114,458

Basic and diluted earnings per common share	$	*	$	*	$	*	$	*

Basic and diluted weighted average number of common shares outstanding	57,971,650		58,021,650		57,971,650		58,350,227

* Less than $0.01 per share

See notes to unaudited consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended Sept. 30,
	2007	2006
Net Income	$466,441	$114,458
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Equity in income from investment in joint venture	(40,110)	(26,589)
Depreciation and amortization	30,385	14,617
Amortization of deferred compensation	-	246,755
Stock-based compensation	7,500	20,416
Changes in assets and liabilities affecting operations:
Contract receivables	(1,886,737)	(302,205)
Prepaid expenses and other current assets	(3,586)	(10,000)
Other assets	(16,600)	-
Accounts payable	849,473	81,272
Accrued expenses and other current liabilities	(18)	(9,504)
Income taxes payable	239,400	11,500
Net cash (used in) provided by operating activities	(353,852)	140,720

Cash flows from investing activities:
Repayment of advances to affiliates	-	66,437
Advances to joint venture	-	(9,494)
Purchases of property and equipment	(62,222)	(7,271)
Net cash (used in) provided by investing activities	(62,222)	49,672

Cash flows from financing activities:
Repayments of mortgage payable	(17,183)	(28,965)
Dividends paid to shareholders	-	(300,000)
Net cash used in financing activities	(17,183)	(328,965)

Net decrease in cash	(433,257)	(138,573)

Cash, beginning of period	510,367	426,481

Cash, end of period	$77,110	$287,908

Supplemental disclosure of cash flow information:
Interest expense	$19,755	$37,631
Taxes paid	$66,900	$-

Noncash Transactions
Advances to stockholders applied to dividends		$200,000

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

The acquisition provided for the spin-off of three inactive subsidiaries of TI, prior to the acquisition, and as the financial statements have been prepared as if the acquisition had occurred as of January 1, 2005, the former subsidiaries have not been included.

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

Reclassifications

Certain 2006 amounts have been reclassified to conform to 2007 presentation.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 –INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007 and September 30, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

NOTE 4 – EMPLOYMENT AGREEMENT

On August 13, 2007, the Company entered into a five year employment agreement with its director of business development, providing for an annual salary of $65,000 and incentives based on the Company's specified levels of sales and earnings. In addition, on the commencement of employment, the Company granted options to acquire 500,000 shares of common stock, exercisable at $.035, per share, (market price) through August 12, 2012. The fair value of options granted were estimated as of the date of grant using a Black-Scholes option pricing model at $7,500, and were included in Selling, General and Administrative expenses.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning.  These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•

the Company's ability to raise capital to finance the Company's growth when needed and terms advantageous to the Company;

•

the ability to manage growth, profitability and the marketability of the Company's services,

•

general economic and business conditions;

•

the effect on the Company of recent credit-tightening throughout the United States, especially within the real estate market;

•

the effect on the Company of recently reported losses within the financial and banking industries and the effect of such losses on the income and financial condition of current and potential clients of the Company;

•

the impact of developments and competition within the real estate and home construction industries;

•

adverse results of any legal proceedings;

•

the impact of current, pending or future legislation and regulation on the construction and real estate industries, including, but not limited to changes in zoning and environmental laws and regulations;

•

the Company's ability to enter into acceptable relationships with one or more suppliers, vendors or contractors of an acceptable quality on a cost-effective basis;

•

the volatility of the Company's operating results and financial condition;

•

the Company's ability to attract or retain qualified senior management personnel; and

•

the other risks detailed in this Report and, from time to time, in the Company's other filings with the SEC.

The Company does not undertake any obligation to publicly update any forward-looking statements.  As a result, readers should not place undue reliance on forward-looking statements contained in this Report.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

The financial statements presented are those of Hamptons Luxury Homes, Inc., incorporated in May 1996 in the state of Delaware as Southampton Partners, Inc., and its wholly-owned subsidiaries. In October 2003, the Company changed its name to Hamptons Luxury Homes, Inc.  The Company was inactive from 1998 until December 2003 when it commenced operations as a builder of single family homes, provider of construction consulting services and distributor of building materials in the Hamptons area of Long Island, New York.

Hamptons Luxury Homes (www.hlxhomes.com) is a regional construction services company that builds and maintains custom homes, luxury vacation homes and ultra-luxury estate homes with operations in Bridgehampton, New York. Telemark Inc. (“Telemark” or “TI”), a subsidiary, is a nationally recognized and award winning ultra-luxury homebuilder. Telemark was awarded “Custom Builder of the Year” by Custom Builder Magazine in 1998. We believe the Company maintains an industry leading reputation for construction of luxury vacation homes from foundation to completion, with values ranging up to $50 million.  In addition, we believe that Hamptons Luxury Homes combines the most innovative methods of ultra-high quality materials with superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons, New York (through its Telemark subsidiaries), we anticipate expansion into similar luxury markets in the United States.

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

About Our Sales Program

Due to the nature of building ultra–luxury homes in the Hamptons, which represents a significant portion of HLH’s work, a construction services company needs to establish a reputation for quality and reliability in order to sustain a long term presence in the Hamptons. Our work generally comes from word of mouth referrals from past clients, architects, real estate brokers and other members of the community. The Company has operated in the Hamptons for almost thirty years and has established a solid reputation for quality and reliability that will allow it to leverage its reputation through a formal sales program.

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

On August 13, 2007, the Company’s subsidiary, Telemark, hired Robert C. Morsch, a senior level executive experienced in sales and marketing to fill the position of Vice President, Director of Business Development and manage the sales program and continued growth of the Company.

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

We began implementing our acquisition strategy by opening up discussions with owners of service providers and trade contractors in order to develop the structure for the acquisition. We plan to begin entering into agreements in 2008 by acquiring the smaller companies that provide service only. We plan to fund the acquisitions with a combination of debt, stock and cash. We are presently interviewing investment banking firms to assist us with our roll-up strategy. Immediate focus is on the organic growth of the Company however management believes the Company may be positioned to implement the acquisition strategy in the following year.

We are very encouraged by the openness and willingness of the owners of the companies that provide services during our discussions to acquire their companies. We believe there are many opportunities to successfully implement our strategy.

About North Country Entertainment Complex

In 2005, we acquired a 10% ownership interest in Northway Island Associates, Inc. of Utica, New York (“NIA”) when our wholly owned subsidiary, DWD Construction Services, Inc. (“DWD”), entered into a consulting agreement with NIA regarding the development of the North Country Entertainment Complex in upstate New York.  In June 2007, NIA acquired approximately 928 acres of land to develop an entertainment complex in the St. Lawrence area that is expected to attract tourists from both the United States and Canada. The land, located in Brasher and Massena, New York, is slated for use as a motor sports park with retail and entertainment components.  NIA has previously announced the possibility of locating a casino at the complex.

During the past two years, DWD provided consulting services to NIA concerning management, marketing, financial planning, strategic planning, corporate organization and structure, financing, expansion of services, and business opportunities and reviewed and advised NIA regarding its overall progress, needs and condition. This included providing advice regarding recruitment and employment of executives; identification, evaluation, structuring, negotiating and closing of joint ventures, strategic alliances, business opportunities and corporate financing.

NIA recently announced that it plans to begin Phase I engineering activity for the multimillion dollar project as it enters the permitting process required prior to the design and construction of the planned facilities.

In August 2007, DWD, acting as the owner’s representative for NIA, sent out Requests for Proposals, (“RFP”) for Master Planning services to four prominent architectural firms that provide planning services. An internationally renowned architectural firm was retained as well as engineering firms and work is proceeding to obtain the necessary approvals to construct the entertainment complex.  Presently the planned scope of the entertainment complex that is included in the RFP consists of:

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

6.

A designer 18-hole golf course.

DWD has presented NIA with cost estimates aggregating to approximately $600 million to construct the entertainment complex over a five year period of time.  NIA has advised us that it has funding in place for the entire project.  We have no plans to be the constructor of the entertainment complex; however, DWD continues to perform under its consulting agreement with NIA to assist NIA through various stages of the business planning process.

We believe our involvement in the North Country Entertainment Complex will continue to provide synergies to our core business since, at the same time we are providing consulting services, we will have the ability to study and explore opportunities in the vacation home markets in northern New York State and along the St. Lawrence River.

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

The results of our sales activities and the roll out of the new sales referral program are very encouraging since we have seen immediate responses and we believe the results will steadily increase as the program is implemented and more real estate firms execute agreements. From January 1, 2007 to the date of the filing of this report we currently have commitments for $10,582,538 of work with a backlog of work that is projected to complete in May 2008. We currently have bids in various stages of approval on an additional $20,717,730 of work. We are also working with potential clients to assist them in various stages of design and approvals on approximately an additional $17,500,000 of work. Bids and working with potential clients to assist them in various stages of design and approvals represents a pipeline of future work that may become contracts within six to twelve months. Although we believe that it is favorable that the above mention bids and future work will become contracts, these figures represent estimates of what the Company’s management is anticipating in the coming year.  There can be no assurances that all or any of these estimates will be realized.  A failure to realize these anticipated revenues may have a material adverse affect on the value of the Company’s common stock.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the three months ended September 30, 2007 increased by $2,896,576 or 342% to $3,743,123 as compared to $846,547 for the comparable period in 2006. The increase was due to an increase in construction activity for the period.

Cost of revenue Cost of revenue as a percentage of total revenues was 79% and 75% for the three months ended September 30, 2007 and 2006, respectively.  Cost of revenues increased by $2,323,974 or 366% to $2,958,280 for the three months ended September 30, 2007 from $634,306 for the comparable period in 2006. The increase in the percentage of cost of revenue was the result of contract operations with decreased margins. The increase of the cost of revenue was a result of an increase of revenue.

Gross profit Gross profit as a percentage of total revenues was 21% and 25% for the three months ended September 30, 2007 and 2006, respectively. Gross profit increased $572,602 or 270% to $784,843 for the three months ended September 30, 2007 from $212,241 for the comparable period in 2006. The decrease in percentage was the result of contract operations with decreased margins. The company captures gross profit from its in house labor force as well as from subcontractors and material costs. At the start of a major project this quarter the ratio between its labor force verses subcontractor and material costs decreased causing an overall decrease in margins. Management believes this anomaly will self correct as the project progresses. The increase of gross profit was a result of an increase of revenues.

Selling, general and administrative Selling, general and administrative expenses as a percentage of total revenues was 10% and 47% for the three months ended September 30, 2007 and 2006, respectively. Selling, general and administrative expenses decreased $19,956 or 5% to $376,950 for the three months ended September 30, 2007 compared to $396,906 for the comparable period in 2006. The decrease was due to a decrease in marketing, and professional fees related to the fulfillment of the Company’s regulatory requirements and additional advisory professional services needed during this period, offset by an increase of insurance and payroll.

Income from operations before other income (expense) Income from operations as a percentage of total revenues was 11% and (22%) for the three months ended September 30, 2007, respectively. Income from operations increased $592,558 or 321% to $407,893 for the three months ended September 30, 2007 from ($184,665) for the comparable period in 2006. The increase in the percentage of income from operations was the result of an increase in revenues a decrease in the percentage of selling, general and administrative offset by an increase in the percentage of gross profit. The increase of income from operations was a result of an increase in revenues, an increase in gross profit and a decrease in selling, general and administrative.

Interest income (expense), net Net interest income was approximately $2,139 for the three months ended September 30, 2007 as compared to an interest expense of approximately $13,930 for the comparable period in 2006.

Net income The Company’s net income increased $376,645 or 219% to $204,981 for the three months ended September 30, 2007 from $(171,664) for the comparable period in 2006. The increase in net income was due to an increase in revenues, an increase in gross profit and a decrease in selling, general and administrative.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Revenues for the nine months ended September 30, 2007 increased by $2,735,901 or 71% to $6,585,098 as compared with $3,849,197 for the comparable period in 2006. The increase was due to an increase in construction activity for the period.

Cost of revenue Cost of revenue as a percentage of total revenues was 73% and 69% for the nine months ended September 30, 2007 and 2006, respectively.  Cost of revenues increased by $2,142,039 or 81% to $4,796,861 for the nine months ended September 30, 2007 from $2,654,822 for the comparable period in 2006. The increase in the percentage of cost of revenue was the result of contract operations with decreased margins. The increase of the cost of revenue of revenue was a result of an increase of revenue.

Gross profit Gross profit as a percentage of total revenues was 27% and 31% for the nine months ended September 30, 2007 and 2006, respectively. Gross profit increased $593,862 or 50% to $1,788,237 for the nine months ended September 30, 2007 from $1,194,375 for the comparable period in 2006. The decrease in percentage was the result of contract operations with decreased margins. The company captures gross profit from its in house labor force as well as from subcontractors and material costs. At the start of a major project this quarter the ratio between its labor force verses subcontractor and material costs decreased causing an overall decrease in margins. Management believes this anomaly will self correct as the project progresses. The increase of gross profit was a result of an increase of revenues.

Selling, general and administrative Selling, general and administrative expenses as a percentage of total revenues was 16% and 28% for the nine months ended September 30, 2007 and 2006, respectively. Selling, general and administrative expenses decreased $18,545 or 2% to $1,061,030 for the nine months ended September 30, 2007 compared to $1,079,575 for the comparable period in 2006.  The majority of the decrease was due to an increase in rent, insurance and payroll, offset by a decrease in marketing and professional fees and an increase of revenue.

Income from operations before other income (expense). Income from operations as a percentage of total revenues was 11% and 3% for the nine months ended September 30, 2007 and 2006, respectively. Income from operations increased $612,407 or 533% to $727,207 for the nine months ended September 30, 2007 from $114,800 for the comparable period in 2006. The increase in percentage was the result of an increase of revenues and a percentage decrease of selling, general and administrative offset by a percentage increase of gross profit. The increase of income from operations was a result of an increase in revenues, an increase in gross profit and a decrease in selling, general and administrative.

Interest income (expense), net  Net interest expense was approximately $14,528 for the nine months ended September 30, 2007 as compared to a net interest expense of approximately $37,631 for the comparable period in 2006.

Income taxes For the nine months ended September 30, 2007 and 2006, the Company recorded a provision for income taxes of $308,161 and $11,500, an increase of $299,661, primarily resulting from an increase in revenue.

Net income Net Income as a percentage of total revenues was 7% and 4% for the nine months ended September 30, 2007 and 2006, respectively. Net income increased $351,983 or 308% to $466,441 for the nine months ended September 30, 2007 from $114,458 for the comparable period in 2006. The increase in percentage of net income was the result of an increase of revenues and a percentage decrease of selling, general and administrative offset by a percentage increase of gross profit. The increase in net income was a result of an increase in revenues, an increase in gross profit and a decrease in selling, general and administrative.

Liquidity and Capital Resources

The Company had cash of $77,000 as of September 30, 2007 compared to $510,000 at December 31, 2006, none of which was restricted.

The Company had working capital of $710,000 as of September 30, 2007 and $377,000 as of December 31, 2006.

The Company had retained earning of $328,000 as of September 30, 2007. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows used in operations of $354,000 for the nine months ended September 30, 2007 was primarily a result of increases in contract receivables and in accounts and income taxes payable.

The Company has no committed source of debt or equity capital. However, the Company believes that the increase in work commitments to $10.5 million to date will result in positive cash flow for the next 12 months.

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

Revenue Recognition

The Company performs the majority of its projects under the following types of contracts: cost-plus and time-and-materials. For time-and-materials and cost-plus contracts, revenues are recognized as costs are incurred.

Stock Based Compensation

Compensation costs for common stock, warrants and options issued for services were based on the fair value method. Fair value was based on the value of the common stock issued or services provided, whichever is more determinable.

Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's management, with the participation of the Company's principal executive and financial officers, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Company's principal executive and financial officers concluded that such disclosure controls and procedures were effective to enable the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to an Employment Agreement, dated as of August 13, 2007, between the Company and Robert C. Morsch ("Employee"), the Company (a) granted Employee a five-year option to purchase up to 500,000 shares of Common Stock at a purchase price of $0.035 per share and (b) agreed to grant Employee on August 13, 2008, provided Employee is actively employed by the Company on such date, a second [five-year] option to purchase up to an additional 500,000 shares of Common Stock at a purchase price equal to the per share market price of the Common Stock on the grant date of such second option.  The Company believes that the grant of and agreement to grant such options was a transaction not requiring registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption permitted by Section 4(2) of the Securities Act.

Item 6.

Exhibits.

Exhibit

Number

Description

31.1

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTONS LUXURY HOMES, INC.

Dated: November 13, 2007	By:	/s/ Roy Dalene
Roy Dalene
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	By:	/s/ Frank Dalene
Frank Dalene
Chief Financial Officer, Vice President
and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit

Number

Description

31.1

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Principal Financial Officer