Form 10KSB
period 2007-12-31
HAMPTONS LUXURY HOMES INC
filed 2008-03-31
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-49993

Hamptons Luxury Homes, Inc.

(Name of registrant as specified in its charter)

Delaware	11-3320705
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

367 Butter Lane
Bridgehampton, New York	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631- 537-1600

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

 Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.                                                               ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,478,299, assuming that all stockholders, other than executive officers, directors and 5% stockholders of registrant, are non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: At March 28, 2008, the registrant had outstanding a total of 57,971,650 shares of common stock, the sole class of common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to Hamptons Luxury Homes, Inc. and, unless the context indicates otherwise, our subsidiaries Telemark, Inc. (“Telemark”), Telemark Service and Maintenance, Inc. (“TSM”), DWD Construction Services, Inc. (“DWD”) and our other subsidiaries and joint venture interests on a consolidated basis.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “should,” “intend,” “estimate,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•

our ability to raise capital to finance our growth and operations, when needed and terms advantageous to us;

•

the ability to manage growth, profitability and the marketability of our services;

•

general economic and business conditions;

•

the effect on our business of recent credit-tightening throughout the United States, especially within the construction and real estate markets;

•

the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our current and potential clients;

•

the impact of developments and competition within the real estate and home construction industries;

•

adverse results of any legal proceedings;

•

the impact of current, pending or future legislation and regulation on the construction and real estate industries, including, but not limited to, changes in zoning and environmental laws and regulations;

•

our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;

•

the volatility of our operating results and financial condition;

•

our ability to attract and retain qualified senior management personnel; and

•

the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-K.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-K or elsewhere, whether as a result of new information, future events or otherwise.

PART I

Item 1.

Business

Overview

Hamptons Luxury Homes, Inc. is a regional construction services company that builds, provides renovation construction services for and maintains custom homes, luxury vacation homes and ultra-luxury estate homes primarily in the eastern Long Island (New York) communities commonly referred to as the “Hamptons.”  Our principal executive and operational offices are located in Bridgehampton, New York.  Our wholly owned subsidiary, Telemark Inc., is a nationally recognized and award winning ultra-luxury homebuilder.  Telemark was awarded “Custom Builder of the Year” by Custom Builder Magazine in 1998.  We maintain an industry leading reputation for construction of custom homes, luxury vacation homes and ultra-luxury estate homes (“High-End Residences”) from foundation to completion, with values ranging up to $65 million.  We combine ultra-high quality materials with the most innovative methods of superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons through our Telemark subsidiary, we plan to expand into similar luxury markets in the United States.

Our company was incorporated as Southampton Partners, Inc. in the State of Delaware on May 15, 1996 and, in October 2003, we changed our name to Hamptons Luxury Homes, Inc.  We were inactive from March 1, 1998 until December 2003.  In December 2003, we commenced operations as a builder of single family homes, provider of construction consulting services and a distributor of building materials in the Hamptons area of Long Island, New York.

On April 7, 2006, we acquired all the outstanding common stock of Telemark for 25,000,000 shares of our common stock.  At the time of acquisition, our majority stockholders owned all the outstanding shares of Telemark.  The acquisition has been recorded under the purchase method of accounting at historical amounts as we and Telemark were under common control.

We perform our services primarily through wholly-owned subsidiaries and one joint venture as follows:

•

Telemark manages the construction and renovation of, as well as constructs and renovates High-End Residences, performs restoration services for historical residences and commercial property and provides commercial construction services.

•

Telemark Service and Maintenance, Inc. provides contract carpentry, painting, property management and maintenance and other services.

•

Bridgehampton Lumber Corp. supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”).  Barden is one of the largest suppliers of precision built materials for homes and light commercial buildings.

•

DWD Construction Services, Inc. (“DWD”) performs construction administration and advisory services in connection with residential construction and development of major commercial and multiple-use projects.

•

Telemark is a 50% partner in a joint venture, Architectural Woodwork of the Hamptons, LLC, that manufacturers and installs custom millwork, custom cabinetry, custom built-ins and furniture.

In addition, we intend for another wholly owned subsidiary, East Coast Properties, Inc. (“ECP”), which is currently inactive, to enter into joint ventures with third parties for the development and sale of new or renovated High-End Residences.

Our Market

Our primary market is a resort and vacation home market for the affluent citizens of the United States, Europe, Asia and elsewhere throughout the world.  Individuals that own a primary residence elsewhere own 39% of the homes and 49% of the vacant land in the Hamptons.  In total there are 27,371 homes in our primary market in the Hamptons that are considered vacation homes or secondary homes and 6,588 building lots owned by individuals with plans to build vacation or secondary homes, according to a Suffolk County Research Report titled “Real Estate Market In The Five Eastern Towns of Long Island” issued in April 2006.  The vacation homes or secondary homes in the Hamptons primarily are used for the summer season of Memorial Day through Labor Day and occasionally on weekends throughout the remainder of the year.  With the 2007 year end median price of a home in the Town of South Hampton market at approximately $925,000 and $1,100,000 in the Town of East Hampton, according to the January 17, 2008 release of comparative end of year market figures for the years 2003 through 2007 for the real estate industry of eastern Long Island, published by Suffolk Research, Inc., owners have a substantial investment in their Hamptons properties that require constant maintenance and management; however, a significant portion of these owners are present only part-time.

We have developed a sales program through a unique referral arrangement with real estate firms.  We currently have entered into agreements with four firms.  Pursuant to these agreements, sales agents will receive a fully disclosed referral fee for all construction services performed by us for clients that the sales agents refer to us.

We are currently focusing on organic growth and expansion of our current operating companies through increased marketing and our unique referral sales program.  We also plan to implement an acquisition strategy by acquiring the talents of trade contractors, such as plumbers, electricians, HVAC contractors and landscapers, among others, to create synergies within our present service and maintenance company.

Our strategy is to cross sell each of our services and emphasize the simplicity of dealing with one company in the management of the property.  We believe that the economies of scale created by a larger, full service construction company will allow our clients to receive a higher quality of service at a more reasonable price.

We believe that the responses from clients indicate that our current products and services enjoy an excellent reputation for quality.  We further believe that inquiries from prospective clients suggest that there is considerable and continuing demand for our services.  In fact, as recently as January 30, 2008, Newsweek, in a web exclusive, noted that the luxury home market, including “trophy homes,” had not been impacted by the housing crisis affecting the housing market for low-end, mid-level and “McMansion” markets.

Our Management

Our management team includes Roy Dalene, our president and chief executive officer, and Frank Dalene our vice president and chief financial officer, who each have over 30 years of construction services industry experience, as well as over 25 years of managing construction services businesses in the Hamptons.  We provide further information concerning our management under Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

Our Marketing Strategies

Due to the nature of construction and renovations of residential housing projects in the Hamptons, which represents a significant portion of our business, we believe a construction services company needs to establish a reputation for quality and reliability in order to sustain a long term presence within the market.  Our work is primarily generated by word of mouth referrals from past clients, architects, real estate brokers and other members of the community.

We believe Telemark has established and maintains a reputation for quality and reliability for over 25 years in the Hamptons.  In 1998, Telemark received a confirmation of its reputation by receiving a national Custom Builder of the Year Award from Custom Builder Magazine.  Further confirmation of Telemark’s quality of work is evidenced by articles concerning and photos of Company projects published in Architectural Digest, Interior Design Magazine, House Beautiful Magazine, Classic Home Magazine and cover features in House Magazine.  As a result, we believe Telemark’s name is well branded in the Hamptons due to our excellence in quality work.

Since we acquired of Telemark in April 2006, we have co-branded our name with that of Telemark in all of our promotional materials, such as our website, jobsite signage, brochures, hand-outs, presentations, news releases and news articles.  We have supplemented our marketing with face to face meetings with architectural firms by co-branding with Telemark and face to face presentations of our new sales program with the individual offices of the real estate firms that have entered into referral arrangements with us, as more fully described below.

We have developed a website to market our products and services with a URL of www.hlxhomes.com that has a direct link to Telemark’s website with a URL of www.telemarkinc.com.

We developed a sales program through a unique referral arrangement with real estate firms.  We have entered into agreements with four firms.  Pursuant to these agreements, sales agents will receive a fully disclosed referral fee for all construction services performed by us for clients that the sales agents refer to us.

We believe we enjoy an established track record of excellent quality, support and service to our customers, and we intend to continue our advances in the marketplace with more unique and instrumental programs.

Our Services and Products

We provide our services through our subsidiaries as follows:

Type of Services	Name of Subsidiary	Description of Services
Construction Services	Telemark, Inc.	Performs all types of construction services as a General Contractor. These services include new construction, renovations, additions, historic restoration, preservation projects and commercial work.
Service and Maintenance	Telemark Service & Maintenance, Inc.	Provides complete property management, property maintenance, service contracts, insurance repairs, handyman services and small projects.
Construction Supplies	Bridgehampton Lumber, Inc. and Architectural Woodwork of the Hamptons, LLC

Bridgehampton Lumber provides building materials, including Barden Homes panelized construction products.

Architectural Woodwork provides custom millwork, custom cabinetry and custom built-ins and furniture.

Business Consulting	DWD Construction Service, Inc.

Provides Construction Administrative consulting services to homeowners who wish to be their own General Contractors.

DWD also provides various consulting services for commercial projects, including providing consulting services to an upstate New York resort developer that is planning a development to include an entire family entertainment complex featuring a NASCAR speedway.

All of our products and services are custom designed to our clients’ specifications and individual needs. Our construction related services are generally performed on a cost of materials and labor, plus percentage fee basis.  Service and maintenance is generally performed on a time and materials basis.  In certain cases, on small projects, we may perform our services and provide our products on a pre-arranged fixed fee basis.

Our products and services include the following:

New Home Construction

The cost of construction of a new home is a direct result of the design, amenities, the client’s selections and the client’s budget.  We build each home as either a primary residence or as a vacation or secondary home.

Home Renovation

We provide various renovation services on existing homes.  This could mean an addition of living space, the redesign of a specific room or the complete redesign of the home.  This service is marketed to both the owners of primary homes, vacation homes or secondary homes, with budgets determined by the individual client’s needs.

Painting

Painting services are provided to homeowners as a general maintenance and preventive repair service.  These services include both interior and exterior painting as well as spot touch-ups to furniture refinishing.  Pricing is dependent on the scope of the work to be performed.

Carpentry Repairs and Maintenance

Any carpentry item that does not require a building permit to be issued by the local government defines this service.  This can be anything from repairing a screen door to replacing a roof.  Pricing is generally determined by the amount of the time the project will take, the complexity of the project and the cost of materials involved.

Handyman Services

These services include any miscellaneous small work needed by a client.  This could be moving furniture, changing a light bulb or lock to pumping water from a flooded basement.

Consulting Services

We provide consulting services to:

•

homeowners who wish to act as their own general contractor and provide services as a Construction Administrator;

•

to land developers who are subdividing large tracks of land;

•

commercial developers who need assistance with developing their business plans; and

•

owners that need someone on a job site to look out for owners’ best interest as an Owners Representative.

Consulting service is performed on an hourly basis, a fixed fee or a fee based on a percentage of the total cost of construction.

Property Management

We contract with a property owner for all services needed to manage, maintain and repair their property.  We evaluate the specific needs of the property and develop annual maintenance and capital improvement budgets with the client’s input.

Custom Millwork

Custom millwork includes anything that is made of wood that needs to be customized to meet the individual client’s needs.  We may design, fabricate and install items such as kitchen cabinets, bookcases, built-in cabinets and shelving, moldings, trim, doors, windows and furniture based on the client’s requirements.  Each item generally is priced separately depending on the design and specifications.  Custom millwork is generally performed on a cost per item basis.

Barden Homes

Barden Homes is a manufacturer of custom designed homes that come in kit form.  The kit includes all floor joists, sub-flooring, walls in the form of panels, roof trusses, roofing materials doors, windows, siding, interior and exterior trim and cabinetry.  The Barden Robeson Company, of Middleport, New York, designs the kit with a target market of homeowners who wish to act as their own General Contractor.  Pricing is dependent on the size and type of home that is purchased.  We have an agreement to act as an independent dealer for Barden.  We also may separately provide consulting and other services to assist the client in the construction of a Barden Home, including acting as a Construction Administration or General Contractor, if requested by the client.

Goals of the Company

Our immediate goal is to increase revenues and income through the organic growth of our current operating subsidiaries by increasing our efforts in marketing and sales, including the continued implementation of our unique sales referral program targeted to real estate brokers and sales agents. We will also focus on increasing the recurring revenue stream of TSM, our service and maintenance subsidiary, by developing and implementing a new and, what we believe to be, unique property maintenance program.

Another goal is to expand into a fully integrated construction service company that concentrates on the luxury segment of the real estate industry through the acquisition of additional companies that build and maintain High-End Residences, and provide renovation, restoration and property maintenance and management services.

It is a further goal of ours to expand to other vacation home markets that we have identified that have similar economic characteristics to the Hamptons market. There are currently twelve states that have over 100,000 homes that are classified as vacation homes, with another eight states that have over 50,000 homes classified as vacation homes. Within these states, and within five other states, there are approximately 66 markets that we believe cater to individuals whose wealth places them in the top 1% of personal wealth in the world.  Our preliminary research indicates the top eleven markets for expansion are:

•

Palm Beach, Florida

•

Singer Island, Florida

•

Cape Cod, Massachusetts

•

Martha’s Vineyard, Massachusetts

•

Palm Springs, California

•

Lake Norman, North Carolina

•

Kennebunkport, Maine

•

Jackson Hole, Wyoming

•

Telluride, Colorado

•

Aspen, Colorado

•

Vail, Colorado

We intend to leverage our relationships with national real estate firms having locations in the Hamptons and such targeted markets to assist us in expanding into targeted markets by identifying appropriate local luxury homebuilders in the target markets, especially those with sufficient experience and excellent reputations for quality workmanship similar in experience and quality of work as Telemark, for acquisition by us.

About Homes We Build

We categorize our market consistent with how the real estate industry categorizes the real estate market. The real estate market generally is divided into the following categories:

•

lower end market with sales prices up to $3,000,000;

•

middle market with sales prices between $3,000,000 and $8,000,000; and

•

high end market with sales prices of $8,000,000 and higher with an average sales price of $25,000,000.

Custom homes are typically built for local professionals and business people or entry level vacation home owners. We believe that we are able to achieve affordable construction costs, in part, through our Barden Homes dealership that provides the efficiencies of panelized construction, custom design and maintains our reputation for quality.

Luxury vacation homes are architecturally custom designed homes that averages approximately 6,000 square feet, with amenities such as pools, pool houses and tennis courts, situated on two to five acres, that typically include several custom features including customized kitchens, built-ins, media rooms, custom master suites and custom-designed landscaping.  The homes are built for “move-up” vacation home owners, successful Wall Street professionals and business executives.

Ultra-luxury estate homes are architecturally unique custom designed homes that average approximately 12,000 square feet, are situated on more than five acres, generally including a guest house on the property, servant’s quarters, staff kitchen, main kitchen, his and her master suites, a theater, custom wood paneled library, exercise room or gym, recreation room or game room, indoor pool and squash or basketball court.  Typically, every detail is custom designed and built, sometimes even the furniture. The highest quality of materials, means and methods of construction are used to create an architectural masterpiece that is often sold as a great work of art and not just a home. The properties are typically impeccably manicured and maintained with amenities including gated hedgerows with rare specimens of trees, rose gardens, English gardens and private ponds stocked with fish.  These homes are built for the most successful and wealthiest individuals, typically as one of their several homes throughout the world.

We also provide renovation, historic restoration and maintenance services for High-End Residences.

Property Maintenance Program

An owner of a home in the Hamptons has made an investment that has historically appreciated approximately 10% or more per year, as long as the home is properly maintained.  Many vacation home owners spend their weekends in the Hamptons calling and meeting with many different service providers in order to obtain needed maintenance services.  The time required to retain all of the necessary service providers can be extensive because the industry is very fragmented.  We have seen some vacation home owners fail to properly maintain their homes which eventually result in costly renovation or repair work to homes that may be relatively recently built.  Since vacation home owners occupy their homes part time, the percentage of time required to locate and retain the various services providers in a fragmented industry commonly results in owner frustration.  We believe that we can relieve such vacation home owner frustration and increase a recurring revenue stream by providing to these owners, through its TSM subsidiary, a maintenance program that consolidates the various maintenance services under one comprehensive property maintenance contract.  TSM’s motto is “One Contract, One Call, One Check, One Comprehensive Plan.”  Under this program, TSM first surveys the property and structures from a check list it has developed. TSM then develops a yearly maintenance budget and a capital improvement budget based on its findings. TSM presents a comprehensive maintenance manual to the home owner that incorporates a detailed description of all service provider contracts that it receives from its trade subcontractors.  The cost is broken down in detail which enables the homeowner to have a to-do list to check off the work they choose or adopt the entire plan.  We then implement the customer-adopted plan by providing (and/or arranging through third party service providers) the provision of the services called for under the customer’s plan.

We believe that our One Contract, One Call, One Check, One Comprehensive Plan program is the first time a formal comprehensive property maintenance program has been developed and implemented in the Hamptons.  TSM has surveyed several properties, prepared maintenance manuals and is presently maintaining several properties, including an agreement with a major real estate firm to provide handyman services for the maintenance of their offices in the Hamptons.

Acquisition Strategy

Our acquisition strategy is to acquire local service providers and trade contractors including the type of service providers that currently provide subcontractor services for us.  The strategy may also provide synergies that will allow us to:

•

add to our own client base those that are captured from the acquired entities,

•

capture additional revenues that would normally be paid to subcontractors,

•

capture income through the economies of scale by centralizing administrative functions, cross-selling other services we provide to the newly acquired client bases,

•

provide all services under “one-roof” enhancing control over quality and reliability, and

•

generate increased recurring revenues.

We intend to maintain the acquired service provider’s goodwill and name branding by structuring the acquired business as wholly owned subsidiaries and require the former business owner to commit to a minimum time period to manage and grow the business.

We have commenced discussions with owners of service providers and trade contractors.  While we are encouraged by these discussions, no assurance can be given that such discussions will result in any acquisition transaction, nor that any acquisition will result in an increase in our revenues or income.  We anticipate funding acquisitions with a combination of debt, stock and cash.

North Country Entertainment Complex

On August 2, 2007, a wholly owned subsidiary, DWD Construction Services, Inc. acting as the Owner’s Representative for Northway Island Associates, Inc. (“NIA”), a company in which DWD holds a 10% minority interest and for which DWD provides consulting services, sent out requests for proposals for master planning services to four prominent architectural firms that provide planning services.  An internationally renowned architectural firm was retained as well as engineering firms and work is proceeding to obtain the necessary approvals to construct the entertainment complex. Presently, the planned scope of the entertainment complex on approximately 928 acres of land in the St. Lawrence River area of upstate New York consists of:

•

A 300,000 square foot Class II casino with 6,100 video lottery terminals, 40 poker rooms, simulcast horse race wagering, retail space, dining facilities and lounges.

•

Hotels in the complex will contain 2,040 guess rooms developed in three phases in two casino hotel towers and a 40-suite lodge hotel.  In Phase One, a casino hotel tower will be constructed with 150 guess rooms with 60 typical king rooms, 70 typical queen rooms, five accessible king rooms, 13 two-bay suites and two three-bay suites.  In Phase One, the hotel will not have a café or retail space.  In Phase Two, 850 additional rooms will be added to the casino hotel tower and the 40-suite lodge hotel will be constructed.  In Phase Three, the second casino hotel tower will be constructed with 1,000 additional guest rooms.

•

A retail village will be made up of specialty stores, souvenir shops, specialty restaurants, night spots and services such as car and equipment rental.  The retail village will start to be developed in Phase Two of the development plan with 50,000 square feet of shopping space being constructed.  In Phase Three, an additional 150,000 square feet of retail space will be constructed.

•

An indoor arena with a seating capacity of 8,000 that may host concerts, minor league hockey, basketball, soccer and baseball games and a convention center.

•

A three-quarter mile NASCAR style oval speedway, a one-quarter mile drag strip and a horse track.  It is currently the plan of Northway to construct the speedway within a roofed structure so racing can be held year round.  Proposed activities may include: NASCAR sanctioned races, IRL races, ARCA races, Hooters Cup races, NHRA sanctioned races, Sprint Car races, tractor pulls, snowmobile racing, race team testing, events such as the Richard Petty Driving Experience and horse racing.  There is a planned permanent seating capacity of 30,000 with the capability to expand temporary seating to 80,000.

•

An equestrian center and harness racing track facility.  The equestrian center will provide the complex with on going events and income as it also opens up a growing form of entertainment to Northway’s guests.  The main function of the harness facility is to make the complex eligible for Class II gaming.

•

A designer 18-hole golf course.  The course will also be the site of a high end resort hotel and will include a spa and sporting clays.

DWD has presented cost estimates for construction to NIA aggregating approximately $1.45 billion to construct the entertainment complex over a six year period.  We have been advised that NIA has received initial funding for the project with potential stepped up funding as the project continues to develop.  DWD will continue to perform under the consulting agreement with NIA to assist them through various stages of the business planning process.  NIA announced that DWD is the Owner’s Representative for the project.  No written agreement has been executed as of the date of this report however NIA is reviewing an agreement that DWD presented to NIA.  Approvals for development and construction are at a very preliminary stage; therefore no assurance can be given that the NIA project will be developed, in whole or part, or as presently contemplated.  Further, the completion of the project does not guarantee its success nor that we will financially benefit from the project.

We believe that DWD’s involvement in the NIA project will continue to provide synergies to our core business, since we will have the ability to study and explore opportunities in the vacation home markets in northern New York State and along the St. Lawrence River while providing consulting services to NIA.

Seasonality

The construction business in the Northeast portion of the United States is affected by the weather. Less work is done in winter months than is done throughout the remainder of the year.

Sales Activity and Backlog

During 2007, we secured commitments for approximately $11.465 million of work with a backlog of work that is projected to be completed in 2008 of $3.955 million.  We also had outstanding bids on an additional $19.3 million of work.  We are working with potential clients to assist them in various stages of design and approvals on an additional $25.0 million of work.  Bids and working with potential clients to assist them in various stages of design and approvals represents a pipeline of future work that may become contracts within the next six to twelve months. There can be no assurances that all or any of these bids or other potential work will result in contract commitments.  In addition, our acceptance of work may not result in net income to us.  A failure to realize anticipated revenues may have a material adverse affect on the value of our common stock.

Competition

The residential house building and renovation business is highly competitive and fragmented.  We compete with numerous home builders and renovators of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we have.  Sales of existing homes also provide competition.  We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our reputation and financial stability, relative to most others in our industry and market, has become an increasingly favorable competitive factor.

Sources of Materials

The homebuilding industry has from time to time experienced raw material and labor shortages.  In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of construction. In addition, we contract with subcontractors to construct our homes.  Therefore, the timing and quality of our construction depends on the availability, skill and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could have an impact on the timing of completion of a project.

We believe that we will continue to have adequate access to materials and qualified skilled labor and subcontractors into the foreseeable future.

Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number and size of homes that can eventually be built within the boundaries of a particular property or locality.  There has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities.  In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of residential and commercial properties.  The impact of these laws has been to increase our overall costs, and may have delayed construction and renovation projects for our customers.

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (“environmental laws”).  The particular environmental laws that apply to any given project vary greatly according to the location and environmental condition of the site, and the present and former uses of the site.  Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict construction and renovation projects in certain environmentally sensitive regions or areas.

Employees

At March 28, 2008, we employed ten persons on a full-time basis.  We also retain additional labor as required in order to meet our client’s demands, which may vary significantly between short-time periods, with the largest increase in temporary labor during the height of the construction season of mid-Spring through late-Fall.  Of the ten full-time employees at March 28, 2008, two were in executive management positions, two were engaged in sales activities, three were in project management activities and three performed administrative and clerical functions.  We are [not] subject to any collective bargaining agreement that covered any of our employees.  We consider our employee relations to be good.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal executive offices are located at 367 Butter Lane, Bridgehampton, New York.  These premises are also utilized for millwork and storage and cover approximately 10,300 square feet.  We lease these facilities from a company owned by our chief executive and chief financial officers under a written triple net lease that provides for base payments totaling $99,600 for the period of April 7, 2007 through April 6, 2008.  We anticipate entering into a new lease for the next succeeding twelve month period under similar rental terms.  For our fiscal year ended December 31, 2007, our total costs for this facility was $116,201.  Prior to June 8, 2007, the facility was consolidated with our company for financial reporting purposes; accordingly, all rental costs related to the facility for the January 1, through June 7, 2007 period were eliminated as an intercompany transaction.

We believe that our existing facilities provide us with adequate space for our present operations for the near term.  We anticipate that we will assume and/or lease additional space in connection with future acquisitions of other businesses and due to internal growth.

We do not own nor do we contemplate owning any real property in the foreseeable future; however, we may choose to enter into joint ventures to acquire and develop real property.  We do not currently have any policy imposing limitations, whether by quantity or type, with respect to investments in real estate or interests in real estate, investments in real estate mortgages or the securities of or interests in persons primarily engaged in real estate activities.  Additionally, there is no policy currently in effect regarding investments in real estate for possible capital gain or income.  It is not anticipated that the creation of any policy regarding real estate investments, and changes to any such policy if created, will require a vote of holders of our securities.

Item 3.

Legal Proceedings.

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter.  Our common stock has been available for quotation on the OTC Bulletin Board under the trading symbol “HLXH.OB” since March 17, 2006, with quotes actually commencing on April 18, 2006.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from reports furnished by Profit.Net on the AOL Money & Finance website.  The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Period	High	Low
Fiscal Year 2006:
Second Quarter (commencing April 18, 2006)	$2.500	$1.050
Third Quarter	1.350	0.120
Fourth Quarter	0.230	0.070

Fiscal Year 2007:
First Quarter	$0.130	$0.090
Second Quarter	0.090	0.060
Third Quarter	0.065	0.035
Fourth Quarter	0.190	0.040

Holders

At March 14, 2008, there were 117 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock, except for dividends paid by Telemark to its shareholders prior to and in connection with our acquisition of Telemark in April 2006, and do not anticipate paying cash dividends in the foreseeable future.  We currently intend to retain any future earnings for reinvestment in our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2007:

•

the number of shares of our common stock issuable upon exercise of outstanding options,  warrants and rights, separately identified by those granted under equity incentive plans

approved by our stockholders and those granted under plans, including individual       compensation contracts, not approved by our stockholders (column A),

•

the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

•

the number of shares  remaining  available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	500,000	$ 0.035	500,000

Total	500,000	$ 0.035	500,000

The shares to be issued upon exercise of outstanding options, warrants and rights granted under plans not approved by stockholders consist of:

•

500,000 shares of our common stock issuable upon exercise of an option we granted to a non-executive employee upon his retention by us in August 2007.  We have agreed to grant this employee a second option to purchase an additional 500,000 shares of our common stock should he be in our employ on August 13, 2008.  The currently outstanding option has an exercise price of $0.035 per share and expires on August 12, 2012.

Item 6.

Selected Financial Data.

This Item is not applicable to smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a regional construction services company that builds, provides renovation construction services for and maintains custom homes, luxury vacation homes and ultra-luxury estate homes primarily in the eastern Long Island (New York) communities commonly referred to as the “Hamptons.”  We maintain an industry leading reputation for construction of High-End Residences from foundation to completion, with values ranging up to $65 million.  We believe our company combines ultra-high quality materials with the most innovative methods of superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons through our Telemark subsidiary, we plan to expand into similar luxury markets in the United States.

Merger

Our acquisition of Telemark has been recorded on the purchase method of accounting at historical amounts as our company and Telemark were under common control at the time of the acquisition.  The consolidated financial statements included in this Annual Report on Form 10-K have been presented as if the acquisition had occurred on January 1, 2005.

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

We perform our construction services through five wholly-owned subsidiaries and one joint venture.  The wholly-owned subsidiaries are: Telemark, which manages the construction of and constructs custom homes, luxury vacation homes, ultra-luxury estate homes renovations of homes, performs historical restorations, and commercial construction; Telemark Service and Maintenance, Inc. (“TSM”), which provides ongoing property management, maintenance and service; Bridgehampton Lumber Corp. (“Bridgehampton”), which supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”);  Barden is a custom panelized manufacturer that supplies materials for the housing and light commercial industries; DWD Construction Services, Inc. (“DWD”), which performs construction administration and advisory services in connection with the construction of homes and business development of major commercial projects; and East Coast Properties, Inc. (“ECP”), which is currently inactive however we plan to become active when we enter into joint ventures with property owners for the development and sale of new or renovated custom home. Telemark is a fifty percent partner in a joint venture known as Architectural Woodwork of the Hamptons, LLC that manufacturers and installs custom millwork, custom cabinetry, custom built-ins and furniture.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather.  During harsh winters it is possible that less work may be done in winter months than is done throughout the remainder of the year.

Results of Operation for Years Ended December 31, 2007 and 2006

We believe the following selected revenue and expense data, the percentage relationship between contract and service revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations.

	Fiscal Year Ended December 31,
	2007		2006		2007 vs 2006
		Percent		Percent	Amount	Percent
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Contract and service revenues	$8,706,384	100.0%	$4,557,941	100.0%	$4,148,443	91.0%
Contract and service costs	6,437,344	73.9	3,293,166	72.3	3,144,178	95.5
Gross profit	2,269,040	26.1	1,264,775	27.7	1,004,265	79.4
Selling, general and administrative expenses	1,486,947	17.1	1,457,747	32.0	29,200	2.0
Income (loss) from operations	782,093	9.0	(192,972)	(4.2)	975,065	505.3
Other income (expense)	29,876	0.3	32,991	0.7	(3,115)	(9.4)
Income (loss) before income taxes	811,969	9.3	(159,981)	(3.5)	971,950	607.5
Income tax expense	196,000	2.3	16,600	0.4	179,400	1,080.7
Net income (loss)	615,969	7.1	(176,581)	(3.9)	792,550	448.8

TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2006

Contract and service revenues 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Contract and service revenues for the twelve months ended December 31, 2007 increased by $4,148,443 or 91% to $8,706,384 as compared with $4,557,941 for the comparable period in 2006. The increase was due to an increase in construction activity for the period resulting from an increase in sales and marketing efforts.  The 2007 revenues were primarily derived from fourteen construction projects undertaken during the year. Of the fourteen projects, eleven were renovations on existing homes and one was a small renovation on a commercial building. One of the renovation projects was a large renovation on an estate home with total construction costs currently estimated to be in excess of $4 million, which was approximately mid-way through construction by year end 2007 with the remainder completing in 2008. The two remaining projects were constructions of new homes. One was a panelized Barden Home and the other a larger new home with construction costs in excess of $4 million that was in the finishing stages by year end 2007 and will be completed early in 2008.

Contract and service costs Contract and service costs as a percentage of total contract and service revenues was 73.9% and 72.3% for the twelve months ended December 31, 2007 and

2006, respectively.  Contract and service costs increased by $3,144,178 or 96% to $6,437,344 for the twelve months ended December 31, 2007 from $3,293,166 for the comparable period in 2006. The increase in the percentage of cost of revenue was primarily the result of contract operations having an increase of direct labor and greater number of larger projects with a reduced contract fee. Typically the contract fee will decrease as the cost of the entire project increases. The increase of the cost of revenue was primarily a result of an increase of revenue.

Gross profit Gross profit as a percentage of total revenues was 26.1% and 27.7% for the twelve months ended December 31, 2007 and 2006, respectively. Gross profit increased $1,004,265 or 79% to $2,269,040 for the twelve months ended December 31, 2007 from $1,264,775 for the comparable period in 2006. The decrease in percentage was primarily the result of a greater number of larger projects with reduced contract fee. The company also captures gross profit from its in-house labor force as well as from its contract fee. The cost ratios between in-house labor and materials or other subcontractors may change based on the stage of construction during a certain period and cause slight fluctuations in the percentage of gross profit. The increase of gross profit was primarily a result of an increase of contract and service revenues.

Selling, general and administrative expenses Selling, general and administrative expenses as a percentage of total contract and service revenues was 17.1% and 32.0% for the twelve months ended December 31, 2007 and 2006, respectively. Selling, general and administrative expenses increased $29,200 or 2% to $1,486,947 for the twelve months ended December 31, 2007 compared to $1,457,747 for the comparable period in 2006.  The decrease in percentage was primarily due to a decrease in percentage of insurance expenses due to a softer insurance market and our ability to buy insurance more competitively. There was also a percentage decrease of legal, investment bank fees, advertising costs and professional fees directly related to the company going public in 2006 which caused the percentage to increase to 32% of revenues. The costs of going public were not incurred in 2007 which assisted in decreasing the percentage to 17.1%. There was an overall decrease in percentage of general expenses to revenues as a result of those expenses not having a direct correlation to the increase of contract and service revenues and management maintaining discipline on spending. Even though management realized a significant reduction of the percentage of selling, general and administrative expenses there was an increase of professional fees associated with SOX 404 compliance and the increase of those costs are expected to continue in 2008. The increase in selling, general and administrative expenses was primarily due to an increase of contract and service revenues.

Income (loss) from operations Income (loss) from operations as a percentage of total contract and service revenues was 9.0% and (4.2%) for the twelve months ended December 31, 2007 and 2006, respectively. Income from operations increased $975,065 or 505% to $782,093 for the twelve months ended December 31, 2007 from $(192,972) for the comparable period in 2006. The increase in percentage was the result of a percentage decrease of selling, general and administrative and a percentage decrease of gross profit. The increase of income from operations was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative.

Other income (expense) Other income decreased by a net of $3,115 to $29,876 for the twelve months ended December 31, 2007 from $32,991 for the comparable period in 2006. The net decrease of other income was primarily the result of a decrease in equity of the joint venture with

Architectural Woodwork of the Hamptons, LLC., a decrease in interest expense and rental income.

Income (loss) before income taxes Income (loss) before income taxes as a percentage of total contract and service revenues was 9.3% and (3.5%) for the twelve months ended December 31, 2007 and 2006, respectively. Income from operations increased $971.950 or 608% to $811,969 for the twelve months ended December 31, 2007 from $(159,981) for the comparable period in 2006. The increase in percentage was the result of a percentage decrease of selling, general and administrative and a percentage decrease of gross profit. The increase of income from operations was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative.

Income tax expense For the twelve months ended December 31, 2007 and 2006, the Company recorded a provision for income taxes of $196,000 and $16,600, an increase of $179,400, primarily resulting from an increase of income.

Net income (loss) Net Income as a percentage of total contract and service revenues was 7.1% and (3.9%) for the twelve months ended December 31, 2007 and 2006, respectively. Net income increased $792,550 or 449% to $615,969 for the twelve months ended December 31, 2007 from $(176,581) for the comparable period in 2006. The increase in percentage was the result of a percentage decrease of selling, general and administrative and a percentage decrease of gross profit. The increase of income from operations was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative.

Liquidity and Capital Resources

The Company had cash of $123,648 as of December 31, 2007 compared to $510,367 at December 31, 2006, none of which was restricted.

The Company had working capital of approximately $912,000 as of December 31, 2007 and $377,000 as of December 31, 2006.

The Company had retained earning of $478,000 as of December 31, 2007. It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows used in operations were $303,000 for the twelve months ended December 31, 2007 primarily the result of increased revenues.

The Company has no committed source of debt or equity capital. However, the Company believes that the backlog of approximately $4 million of work to date and approximately $19 million of bids outstanding will result in positive cash flow for the next 12 months.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note [2] to the financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

Estimates

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate the estimates we use in preparing our financial statements, including those related to bad debts, income taxes, contingencies and litigation and make adjustments as we believe appropriate.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash, contracts receivable, income tax refund receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate their fair values because of their relatively short maturities.

Revenue Recognition

Construction work is generally performed under cost-plus contracts.  The services performed under these contracts are substantially all subcontracted to various trade contractors.  The lengths of our contracts vary, but typically range from less than one year to two years.

Revenues from long term, cost-plus construction contracts are recognized monthly as amounts are billed by subcontracts in accordance with the terms of the contracts.  Contracts are cancellable for nonpayment and require payment for work through the date of cancellation.

Contract costs include all direct material and labor costs and all other direct and indirect costs related to contract performance, on a monthly basis.  General and administrative costs are charged to expenses as incurred.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

This Item is not applicable to smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K.

Item	Page*
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheet at December 31, 2007 and 2006	F-3
Consolidated Statement of Operations for the Years Ended December
31, 2007 and 2006	F-4
Consolidated Statement of Changes in Stockholders’ Equity for the
Years Ended December 31, 2007 and 2006	F-5
Consolidated Statement of Cash Flows for the Years Ended December
31, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7

_____

*

Page F-1 follows page 33 to this Annual Report on Form 10-K.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of December 31, 2007.  Based on their review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports that we it file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our company maintained effective internal control over financial reporting as of December 31, 2007, except as noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2007:

•

Information Technology.  Management identified certain control procedures that were not sufficiently documented relating to (a) entity level management of the IT function, (b) logical access to financial applications and company wide networks and (c) the managing of operations for application and technology platforms.  We realize the importance of these IT general controls and have hired a consulting firm to assist us in implementation for full compliance in 2008.

•

Code of Ethics and Confidential Reporting Mechanism.  We recognize our company needs to provide leadership and guidance to its employees, clients and vendors regarding business ethics and professional conduct.  A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation.  These policies are being established and will be communicated to our employees and posted on our website in the second quarter of fiscal 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that will affect or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

Our current executive officers and directors are as follows:

Name	Age	Title	Director Since
Roy Dalene	50	President, Chief Executive Officer
		and Chairman of the Board of Directors	2003
Frank Dalene	53	Vice President, Chief Financial Officer,
		Secretary, Treasurer and Director	2003

Set forth below is a summary of the business experience of our current executive officers and directors, based on information they have provided to us:

Roy Dalene assumed each of his positions in December 2003.  He is also a senior vice president and co-founder of Telemark, Inc. (which was founded in 1978 as Telemark Construction, Inc.), a construction company based in Bridgehampton, New York which will serve as our primary builder on our homebuilding contracts.  Prior thereto, he was employed by Bechtel Power Corporation.  He is active in professional and civic affairs and has served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo.  Mr. Dalene has served on the East Hampton Town Home Improvement Licensing Review Board since 1986 and as the Chairman of the East Hampton Town Home Improvement Licensing Review Board since 1995.  He served on the Board of Directors of the Business Alliance for the Town of Southampton.  Mr. Dalene served as a member of the Town of East Hampton Youth Advisory Board.  He is a Board member of the East Hampton Lions Club, and served as President in 2004 and is currently serving as President.  He is active in many civic and philanthropic endeavors and served as a judge for the ARDA Custom Home of the Year Award.  Mr. Dalene, who is the brother of Frank Dalene, our chief financial officer, received his Bachelor of Science degree in Civil Engineering from Polytechnic Institute of New York.

Frank Dalene assumed each of his positions in December 2003.  He is president and a co-founder of Telemark, Inc.  He is active in professional and civic affairs and has served on the Advisory Board for Custom Builder Magazine and Custom Builder National Conference and Expo.  He served as an Advisory Board member for The American Council of Construction Consultants, Co-Chaired the Education Committee of the Long Island Builders Institute and served on the Business Advisory Council of the National Republican Congressional Committee.  Mr. Dalene also served on the Board of Directors of the Long Island Builders Institute, (“LIBI”) on the Board of Directors of the New York State Builders Association and the National Association of Home Builders.  He founded the East End Chapter of LIBI and currently serves on the Executive Board.  Mr. Dalene is a member of the Long Island Builders Institute, New York State Builders Association and National Association of Home Builders.  He is an author, is active in many civic and philanthropic endeavors, served as a judge for the Custom Home Magazine’s Custom Home Design Awards and American Homestyle and Gardening Kitchen and Bath Design Awards  Mr. Dalene, who is the brother of Roy Dalene, our chief executive officer, received his Bachelor of Arts Degree from Nyack College.

Board of Directors

Each of our directors holds office until [the completion of their term of office, which is not longer than three years, or until] such director’s successor has been duly elected and qualified, or until such director’s earlier resignation or removal.

Committees of the Board of Directors

Our board of directors has not established standing audit, nominating or compensation committees, or committees performing similar functions, to assist it in the discharge of the board’s duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities  Exchange  Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and persons who own more than 10% of our equity securities are required by regulation to furnish us with copies of all Section 16(a) forms they file with the Securities and Exchange Commission.  Based solely on our review of the copies of those reports received by us, or written representations from certain reporting persons that no other reports were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2007.

Item 11.

Executive Compensation.

The following table sets forth, with respect to our fiscal years ended December 31, 2007 and 2006, all compensation earned by all persons who served as our chief executive officer or chief financial officer at any time during our fiscal year ended December 31, 2007.  We did not have any other person who was serving as an executive officer of our company as of the close of business on December 31, 2007 whose total annual salary and bonus earned during our fiscal year ended December 31, 2007 exceeded $100,000.

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
					Securities
Name and Principal				Other Annual	Underlying
Position	Fiscal Year Ended	Salary	Bonus	Compensation	Options
Roy Dalene,	December 31, 2007	$150,000	$0	$0(1)	None
Chairman, Chief	December 31, 2006	140,839	0	0(1)	None
Executive Officer
and President

Frank Dalene,	December 31, 2007	$150,000	$0	$0(2)	None
Chief Financial	December 31, 2006	140,839	0	0(2)	None
Officer and Vice
President

__________

(1)

Does not include perquisites which totaled under $10,000 for each of the fiscal years ended December 31, 2007 and 2006.

(2)

Does not include perquisites which totaled under $10,000 for each of the fiscal years ended December 31, 2007 and 2006.

Option Grants to Named Executive Officers

We did not grant any options to any of our named executive officers listed in the Summary Compensation Table during our fiscal year ended December 31, 2007, nor during any previous period.

Pension Benefits

We did not have in place during our fiscal year ended December 31, 2007, nor for any previous period, any plan or arrangement that provides for payments or other benefits at, following or in connection with the retirement or any of our named executive officers listed in the Summary Compensation Table.

Employment Agreements

We do not have any written employment-related agreements with either Roy Dalene, our President, Chief Executive officer and Chairman of our Board of Directors, or Frank Dalene, our Chief Financial Officer and Vice President.

Director Compensation

We currently do not compensate our directors for serving in such capacity.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our common stock is the only class of our voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 14, 2008 by:

•

each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

•

each of our current “named executive officers” and directors, and

•

all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power.  In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

The term “named executive officers” is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table provided under Item 11 of this Annual Report on Form 10-K.

Except as otherwise indicated in the notes to the following table,

•

we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•

the address for each beneficial owner listed in the table is c/o Hamptons Luxury Homes, Inc., 367 Butter Lane, Bridgehampton, New York 11932.

	Amount and Nature of	Percentage of
Name and Address of Stockholder	Beneficial Ownership	Outstanding Shares
Roy Dalene (1)	22,490,000	38.8%
Frank Dalene (2)	22,400,000	38.6
Robert A. Wilson (3)	10,500,000	18.1
All executive officers and directors as a group
(two persons) (4)	45,140,000	77.5%

__________

(1)

Roy Dalene is our president, chief executive officer and chairman of our board of directors.  Roy Dalene is the brother of Frank Dalene.

(2)

Frank Dalene is our chief financial officer, vice president, corporate secretary and treasurer.  He is also a director of our company.  Frank Dalene is the brother of Roy Dalene.

(3)

The address of Mr. Wilson is 301 Willow Pond Drive, Riverhead, NY 11901.

(4)

Mr. Wilson has waived all voting rights with respect to 10,000,000 shares of our common stock owned by him.  Mr. Wilson has agreed that, in the event he desires to sell all or any portion of such shares, as condition of such sale, any purchaser of the shares would be required to forego any voting rights with respect to the shares so long as the certificates representing the shares bear a legend noting that the shares have not been registered under the Securities Act and may only be sold pursuant to an effective registration statement under the Securities Act or an exemption from registration under the Securities Act.

Item 13.

Certain Relationships and Related Transactions.

Our current office space is rented from a limited liability company owned by two of our executive officers.  For more information concerning this related party transaction, see Item 2 of this Annual Report on Form 10-K.

A company owned by Robert A. Wilson, a former officer and director of our company and the current owner of more than 5% of our outstanding common stock, received consulting services fees of $125,000 during our fiscal year ended December 31, 2007 and $70,000 during our fiscal year ended December 31, 2006.

Item 14.

Principal Accounting Fees and Services.

The following table sets forth the fees billed by our independent accountants for the years ended December 31, 2007 and 2006 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2007	2006
Audit fees (1)	$38,500	$15,000
Audit-related fees (2)	1,754	1,416
Tax fees (3)	0	0
All Other Fees (4)	0	0

__________

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)

Consists of professional services rendered for tax compliance, tax advice and tax planning.  The nature of these tax services is tax preparation.

(4)

The independent accountants did not provide any other services during the two years ended December 31, 2007.

Audit Committee Approval

We do not have an audit committee of our board of directors.  We believe that each member of our board has the expertise and experience to adequately serve our stockholders’ interests while serving as directors.  Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

Pre-Approval Policy

In addition to retaining Raiche Ende Malter & Co. LLP (“REM”) to audit our consolidated financial statements for our fiscal year ended December 31, 2007, we retained REM to provide other audit related services to us in our 2007 fiscal year.  We understand the need for REM to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of REM, our board of directors has restricted the non-audit services that REM may provide to us and has determined that we would obtain even these non-audit services from REM only when the services offered by REM are more effective or economical than services available from other service providers.

Our board of directors has adopted policies and procedures for pre-approving all non-audit work performed by REM or any other accounting firms we may retain.  Specifically, under these policies and procedures, our board shall pre-approved the use of REM for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and related accounting services; tax services; internal control reviews; and reviews and procedures that we request REM to undertake to provide assurances of accuracy on matters not required by laws or regulations.  In each case, the policies and procedures require our board to set specific annual limits on the amounts of such services which we would obtain from REM and require management to report the specific engagements to the board and to obtain specific pre-approval from the board for all engagements.

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes.  REM is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our board’s responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2007 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by Independence Standards Board Standard No. 1, and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10K are listed in Item 8 and commence following page 33.

Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K.

Exhibit

Number

Exhibit Description

2.1

Share Exchange Agreement, dated as of April 7, 2006, among Hamptons Luxury Homes, Inc., Ray Dalene, Frank Dalene and Telemark, Inc.  [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: April 7, 2006), filed with the SEC on April 14, 2006.]

3.1

Composite of the Certificate of Incorporation of Hamptons Luxury Homes, Inc., as amended to date.

3.2

Bylaws of Hamptons Luxury Homes, Inc., as amended to date.  [Incorporated by reference to exhibit 3.5 to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed within SEC on August 18, 2006.]

4.1

Warrant to purchase 25,000 shares on registrant’s common stock, dated May 1, 2006 issued to William Jordan.  [Incorporated by reference to exhibit 4.2 to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed within SEC on August 18, 2006.]

10.1

Letter Agreement, dated April 29, 2005, between Hampton’s (sic) Luxury Homes, Inc., Telemark Inc. and Chanin Capital L.L.C.  [Incorporated by reference to exhibit 10.1to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on September 16, 2005.]

10.2

Letter Agreement, dated July 18, 2005, between Hamptons Luxury Homes, Inc. and Sequoia Capital Advisors LLC.  [Incorporated by reference to exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 14, 2005.]

10.3

Financial Advisory and Investment Banking Agreement, dated April 10, 2006, between Hamptons Luxury Homes, Inc. and vFinance Investment Inc.  [Incorporated by reference to exhibit 4.3 to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 18, 2006.]

10.4

Letter Agreement, dated November 15, 2005, between Hamptons Luxury Homes, Inc. and Robert Lee Butler.  [Incorporated by reference to exhibit 4.4 to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 18, 2006.]

10.5

Employment Agreement, dated August 13, 2007, between Hamptons Luxury Homes, Inc. and Robert C. Morsch.  [Incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-8, filed with the SEC on December 12, 2007.]

10.6

Employment Agreement, dated February 11, 2008, between Hamptons Luxury Homes, Inc. and Arthur R. Williams.  [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 10-K (Date of Report: February 11, 2008), filed with the SEC on February 12, 2008.]

21.1

Subsidiaries of the Registrant.

31.1

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2

Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1

Section 1350 Certification of Principal Executive Officer.

32.2

Section 1350 Certification of Principal Financial Officer.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

    Stockholders of Hamptons Luxury Homes, Inc.

We have audited the accompanying consolidated balance sheet of Hamptons Luxury Homes, Inc. and subsidiaries as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamptons Luxury Homes, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co., LLP

Raich Ende Malter & Co., LLP

New York, New York

March 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

    Stockholders of Hamptons Luxury Homes, Inc.

We have audited the accompanying balance sheet of Hamptons Luxury Homes, Inc. and subsidiaries as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamptons Luxury Homes, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Most & Company, LLP

Most & Company, LLP

New York, New York

March 14, 2007

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31,

	2007	2006

ASSETS
Current assets
Cash	$123,648	$510,367
Contracts receivable (net of allowance for doubtful accounts of
$25,000 for 2006)	1,759,610	107,785
Income tax receivable		176,000
Prepaid expenses and other current assets	16,008	35,642
Total current assets	2,075,266	653,794

Property and equipment, net	61,043	308,102
Advances to and investment in joint venture	56,170	36,189
Deferred financing costs		22,384
Other assets	16,600

Total assets	$2,209,079	$1,020,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of mortgage payable		$42,047
Accounts payable	$1,119,927	200,113
Accrued expenses and other current liabilities	12,397	18,310
Income taxes payable	30,500	16,600
Total current liabilities	1,162,824	277,070

Deferred taxes payable	29,000
Mortgage payable		521,952
Total liabilities	1,191,824	799,022

Stockholders' equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding in 2007 and 2006	5,797	5,797
Additional paid-in capital	533,913	354,074
Retained earnings	477,545	(138,424)
Total stockholders' equity	1,017,255	221,447

Total liabilities and stockholders' equity	$2,209,079	$1,020,469

The accompanying notes are an integral part of the consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2007		2006

Contract and service revenues	$8,706,384		$4,557,941
Contract and service costs	6,437,344		3,293,166

Gross profit	2,269,040		1,264,775

Selling, general and administrative expenses	1,486,947		1,457,747

Income (loss) from operations	782,093		(192,972)

Other income (expense):
Rental income	21,813		44,598
Interest expense, net	(11,918)		(39,030)
Equity in income of joint venture	19,981		27,423

Income (loss) before income taxes	811,969		(159,981)

Income tax expense	196,000		16,600

Net income (loss)	$615,969		$(176,581)

Basic and diluted income (loss) per common share	$0.01	$	*

Basic weighted average number of common shares outstanding	57,971,650		58,258,914

Diluted weighted average number of common shares outstanding	58,271,650		58,258,914

_____

*

Less than $0.01 per share

The accompanying notes are an integral part of the consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
			Additional			Retained	Total
			Paid in		Deferred	Earnings	Stockholders’
	Shares	Amount	Capital		Compensation	Deficit	Equity

Balance as of
December 31, 2005	59,071,650	$5,907	$166,714		$(112,708)	$238,157	$298,070

Dividends -
Telemark, pre-merger						(200,000)	(200,000)
Issuance of shares
for financial
advisory services	100,000	10	99,990		(100,000)		-
Issuance of shares
for advertising	100,000	10	99,990		(100,000)		-
Issuance of warrants
for investor
relations services			34,750				34,750
Issuance of shares
for legal services	150,000	15	149,985				150,000
Termination of
advisory agreement	(1,350,000)	(135)	(134,865)				(135,000)
Modification and
repurchase of shares
issued for
consulting services	(100,000)	(10)	(62,490)		50,000		(12,500)
Amortization of
deferred compensation					262,708		262,708
Net loss						(176,581)	(176,581)

Balance as of
December 31, 2006	57,971,650	5,797	354,074		None	(138,424)	221,447

Issuance of options			7,500				7,500
Transfer of land and building			172,339				172,339
Net income						615,969	615,969

Balance as of
December 31, 2007	57,971,650	$5,797	$533,913	$	None	$477,545	$1,017,255

The accompanying notes are an integral part of the consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$615,969	$(176,581)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities
Depreciation and amortization	12,812	19,307
Write-off of financing costs	21,184
Amortization of deferred compensation		127,708
Equity in income of joint venture	(19,981)	(27,423)
Stock-based compensation	7,500	184,750
Changes in assets and liabilities
Contracts receivable	(1,654,765)	257,177
Income tax refund receivable	(176,000)
Prepaid expenses and other current assets	15,934	(2,042)
Other assets	(16,600)	9,797
Accounts payable	835,408	(3,188)
Accrued expenses and other current liabilities	12,767	(29,971)
Income taxes payable	13,900	16,600
Deferred income taxes payable	29,000
Net cash (used in) provided by operating activities	(302,872)	376,134

Cash flows from investing activities:
Purchases of property and equipment	(62,222)	(7,206)
Transfer of land and building	(4,442)
Net cash used in investing activities	(66,664)	(7,206)

Cash flows from financing activities:
Payoff and repayments of mortgage payable	(563,999)	(38,979)
Loan from affiliated company	546,816
Repurchase of shares		(12,500)
Dividends paid to stockholders		(300,000)
Net cash used in financing activities	(17,183)	(351,479)

Net (decrease) increase in cash	(386,719)	17,449
Cash, beginning of period	510,367	492,918
Cash, end of period	$123,648	$510,367

Supplemental disclosure of cash flow information
Interest expense	$19,815	$50,803
Taxes paid	$329,100

Noncash Transactions
Transfer of land and building	$279,669
Capitalization of loan payable - stockholder	$172,339
Due from shareholders applied to dividends		$200,000

The accompanying notes are an integral part of the consolidated financial statements.

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

On April 7, 2006, the Company acquired all the outstanding shares of Telemark, Inc. (“TI”) from the majority stockholders (officers and directors) of the Company in exchange for 25,000,000 shares of common stock.  Following the acquisition, these stockholders owned approximately 79% of the outstanding shares of the Company.

TI was incorporated in the state of New York on December 7, 1998.  TI constructs, renovates and restores luxury homes and commercial property and manages construction. Through TI’s wholly owned subsidiaries, Telemark Service and Maintenance, Inc. and Bridgehampton Lumber Corp., it provides ongoing property management and maintenance services and sells building material and hardware.

The acquisition has been recorded on the purchase method of accounting at historical amounts as the Company and TI were under common control. The consolidated financial statements have been presented as if the acquisition had occurred on January 1, 2005.

In connection with the acquisition, the Company issued to a stockholder 500,000 shares of common stock of the Company under an antidilution agreement, which have been recorded at par value.

The acquisition provided for the spin-off of three inactive subsidiaries of TI, prior to the acquisition, and as these financial statements have been prepared as if the acquisition had occurred as of January 1, 2005, the former subsidiaries have not been included.

Further, the acquisition of TI provided for the transfer of certain land and buildings (the “Barn”) that the Company, its subsidiaries, and AWH occupy, to an entity wholly owned by the majority stockholders.  As of December 31, 2006, the formal transfer of deed and settlement of mortgage liability had not occurred, and the 2006 Consolidated Balance Sheet reflects the related assets and liability.  On June 8, 2007, the transaction was completed, and the assets and liabilities of the Barn were transferred (Note 6).

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

Revenues from long term, cost-plus construction contracts are recognized monthly as amounts are billed by subcontractors in accordance with the terms of the contracts. Contracts are cancellable for nonpayment and require payment for work through the date of cancellation.

Contract costs include all direct material and labor costs and all other direct and indirect costs related to contract performance, on a monthly basis.  General and administrative costs are charged to expenses as incurred.

Contracts Receivable

Contracts receivable consisted of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

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

Depreciation and amortization of property and equipment has been provided utilizing straight-line and accelerated methods over the estimated useful lives of the respective assets, as follows:

Buildings	31.5 years
Computer equipment	5 years
Furniture and fixtures	7 years
Machinery and equipment	7 years

Valuation of long-lived Assets

The Company evaluates the carrying values of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference. For the years ended December 31, 2007 and 2006, there were no impairment charges relating to long-lived assets.

Income Taxes

Deferred taxes have been provided on temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred taxes will not be realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to classify income tax assessments, if any, as interest expenses and as general and administrative expenses for penalty assessments.

Stock based compensation

Compensation costs for stock issued are based on the fair value method, using the fair value of the shares at the date of issue.  The value of stock warrants and options are based on the fair value method calculated using a Black-Scholes Model.

The fair value is calculated using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants or option and the expected volatility of our common stock.

Stock based compensation costs with future service periods are recorded as deferred compensation and amortized over the service period.

Financial Instruments

The carrying amounts of financial instruments, including cash, contracts receivable, income tax refund receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate their fair values because of their relatively short maturities.

Advertising

Advertising costs are charged to operations as incurred. The total amount of advertising cost included in selling, general and administrative expense was $38,795 and $129,125, for the years ended December 31, 2007 and 2006, respectively.

Reclassifications

Certain amounts for prior years have been reclassified to conform to 2007 financial statement presentation.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Dilutive common stock equivalents included 500,000 options to purchase common stock.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect SFAS 159 will have on its financial statements; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - CONCENTRATION OF CREDIT RISK

From time to time, the Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.

For the years ended December 31, 2007 and 2006, revenue included 78% and 75% from the Company’s three largest customers, respectively.  In addition, at December 31, 2007, the same three customers above represented 91% of contract receivables.

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
Land		$87,187
Buildings and improvements		409,106
Computer equipment	$261,910	$199,688
Office furniture and equipment	188,660	188,660
	450,570	884,641

Less: Accumulated depreciation	389,527	576,539

	$61,043	$308,102

For the years ended December 31, 2007 and 2006, depreciation expense was $8,364 and $19,307, respectively.

NOTE 5 – ADVANCES TO AND INVESTMENT IN JOINT VENTURE

Investment in joint venture consisted of a 50% limited liability company interest in Architectural Woodworking of the Hamptons, LLC (AWH).

The summarized financial statements of AWH are as follows:

Balance Sheet as of December 31,

	2007	2006

Total assets	$102,805	$69,097

Current liabilities	$20,340	$18,644
Equity	82,465	50,453

Total assets and liabilities	$102,805	$69,907

Income Statement for the years ended December 31,

	2007	2006
Revenues	$513,165	$408,959
Expenses	473,203	354,113

Net income	39,962	54,846

Company’s share of net income	$19,981	$27,423

Advances to joint venture	$8,766	$8,766

For the years ended December 31, 2007 and 2006, revenues of AWH included 75% and 87%, respectively, of revenues from the Company.  For the years ended December 31, 2007 and 2006, expenses of AWH included administrative fees of $25,595 and $19,426 to AWH, respectively.

NOTE 6 – TRANSFER OF LAND AND BUILDING

On June 8, 2007, the land and building were transferred to Potato Barn, LLC (Potato Barn), a company owned by the majority stockholders of the Company, to complete the Company’s obligations in connection with the acquisition of TI.  In addition, the Company borrowed $546,816 from Potato Barn.

The Company utilized the proceeds from the loan from Potato Barn to payoff the existing mortgage payable underlying the land and building.  In connection with the payoff of the mortgage, the Company wrote-off the unamortized deferred mortgage costs of $21,184.

The transfer and loan were recorded as a capital contribution of $172,339, as follows:

Loan from Potato Barn	$546,816

Land and building, net	297,669
Other assets	76,808

374,477

Capital contribution	$172,339

The Company is committed to the limited liability company under a noncancellable lease for office and warehouse space through April 6, 2008 for annual rents of $199,200.

Rent expense for the year ended December 31, 2007 was $116,201.

NOTE 7 – STOCKHOLDERS’ EQUITY

During 2006, the Company discovered an error in the number of its outstanding shares and increased outstanding shares by 11,650, effective January 1, 2006.

During 2006, the Company terminated a consultant’s services agreement and 1,350,000 shares of common stock were cancelled and offset against the amortized deferred compensation.

In April 2006, TI declared a dividend of $200,000, payable by cancellation advances to stockholders of $200,000.

In April 2006, the Company issued 150,000 shares of common stock in exchange for legal services.  The fair value of the service was $150,000.

In April 2006, the Company issued 100,000 shares of the Company’s common stock in exchange for financial advisory and investment banking services through October 2006. The Company had the right to repurchase 50,000 of such shares for $25,000, for a period of six months. The fair value of the services was $100,000.  In October 2006, the Company modified the above agreement by reducing the shares issued to 50,000 shares and each party agreed that there were no further obligations between the parties. In addition, the Company repurchased the other 50,000 shares for $12,500.

In April 2006, the Company issued 100,000 shares of the Company’s common stock in exchange for advertising rights through October 2006. The fair value of the rights was $100,000.

In May 2006, the Company paid $5,000 in cash and issued a warrant to purchase 25,000 shares of the Company’s common stock in exchange for consulting and marketing services. The fair value of the warrants was $34,750. Each warrant is exercisable at $1.98, per share, through May 1, 2011.

NOTE 8 – COMMITMENTS

On August 13, 2007, the Company entered into a three year employment contract with its director of business development, which provides for a base salary and incentives based on the Company's attainment of specified levels of sales and earnings. In addition, on the commencement date of employment, the employee was granted an option to acquire 500,000 shares of common stock.  This option is exercisable at a price equal to the market price on the date of grant ($0.04 per share) through August 12, 2012.  The fair value of the option granted was estimated as of the date of grant using a Black-Scholes option pricing model at $7,500, and was included in general and administrative expenses.  In addition, the Company has agreed to grant the employee a second five-year option to purchase an additional 500,000 shares of common stock; provided that the employee is still employed by the Company on August 13, 2008.  This second option will, if granted, be exercisable at a price equal to the market price of the common stock on the date of grant.

As of December 31, 2007, the Company was committed for public relations services of $6,000, per month, through June 2008.

NOTE 9 – INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. TI and its subsidiaries were “S” corporations prior to January 1, 2006. “S” corporations are not required to pay Federal or state income taxes, and their losses and income pass through to their owners. TI and its subsidiaries filed a short year consolidated income tax return for the three months ended March 31, 2006.

As of December 31, 2007, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  Federal and state tax returns for the years ended December 31, 2007, 2006 and 2005 are still subject to review by taxing authorities.

For the years ended December 31, 2007 and 2006, income tax expense consisted of the following:

	2007	2006
Federal
Current	$127,000	$12,375
Deferred	25,000
	152,000	12,375
State
Current	40,000	4,225
Deferred	4,000
	44,000	4,225

	$196,000	$16,600

As of December 31, 2007 and 2006, the components of the deferred income taxes payable consisted of:

		2007		2006

Net operating loss	$			$137,000
Equity in income of joint venture		$18,000		11,000
Doubtful accounts		(9,000)		(9,000)
Depreciation		23,000
Other		(3,000)		(2,000)
Allowance				(137,000)

		$29,000	$	None

For the years ended December 2007 and 2006, deferred income tax expense (benefit) consisted of:

	2007		2006
Net operating loss carryforwards	$137,000		$(38,000)
Equity in income	7,000		11,000
Doubtful accounts			(9,000)
Depreciation	23,000
Other	(1,000)		(2,000)
Allowance	(137,000)		38,000

	$29,000	$	None

For the years ended December 31, 2007 and 2006, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2007		2006
Federal income tax, at statutory rate	$209,000		$(55,000)
State income tax expense, net of Federal benefit	37,000		(7,000)
Effect of TI as S Corporation	(50,000)		17,000
Use of NOL carryforwards	(137,000)
Other			7,000
Allowance	137,000		38,000

	$196,000	$	None

NOTE 10 – RELATED PARTY TRANSACTIONS

A company owned by a greater than five percent stockholder received fees for consulting services of $125,000 and $70,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On February 11, 2008, the Company entered in to an employment agreement with a vice president/chief accounting officer through February 11, 2010. Compensation under the agreement included an annual salary of $90,000, a bonus to be determined and option to purchase up to 250,000 shares of the Company’s common stock. If the officer continued to be employed by the Company through February 11, 2009, the Company will grant an option to purchase up to an additional 250,000 shares of common stock. The options are exercisable at the closing market price of the common stock on the date of option grants ($.08, per share for the initial grant) for periods of five years.

On March 20, 2008, the officer was terminated, but is entitled to retain the initial option.  The Company does not believe there will be any addition expenses related to the termination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2008

Hamptons Luxury Homes, Inc.

By:

/s/ Roy Dalene

Roy Dalene, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name

Capacities

Date

/s/ Roy Dalene

Chief Executive Officer, President

March 31, 2008

Roy Dalene

and Director (Principal Executive

Officer)

/s/ Frank Dalene

Chief Financial Officer, Vice

March 31, 2008

Frank Dalene

President and Director (Principal

Financial and Accounting Officer)