Form 10-Q
period 2008-03-31
HAMPTONS LUXURY HOMES INC
filed 2008-05-15
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number: 000-32047

Hamptons Luxury Homes, Inc.

(Name of registrant as specified in its charter)

Delaware	11-3320705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

367 Butter Lane
Bridgehampton, New York	11932
(Address of principal executive offices)	(Zip Code)

631- 537-1600

(Registrant’s telephone number, including area code)

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 12, 2008, the registrant had outstanding a total of 57,971,650 shares of common stock.

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” refers to Hamptons Luxury Homes, Inc. and, unless the context indicates otherwise, our subsidiaries Telemark, Inc. (“Telemark”), Telemark Service and Maintenance, Inc. (“TSM”), DWD Construction Services, Inc. (“DWD”) and our other subsidiaries and joint venture interests on a consolidated basis.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “should,” “intend,” “estimate,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•

our ability to raise capital to finance our growth and operations, when needed and on terms advantageous to us;

•

our ability to manage growth, profitability and the marketability of our services;

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

•

the impact of current, pending or future legislation and regulation on the construction and real estate industries, including, but not limited to, changes in zoning and environmental laws and regulations within our target areas of operations;

•

our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;

•

the volatility of our operating results and financial condition;

•

our ability to attract and retain qualified senior management personnel; and

•

the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-Q or elsewhere, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash	$169,989	$123,648
Contracts receivable	1,815,680	1,759,610
Income tax receivable	121,100	176,000
Prepaid expenses and other current assets	15,357	16,008
Total current assets	2,122,126	2,075,266

Property and equipment, net	59,491	61,043
Advances to and investment in joint venture	47,843	56,170
Deferred financing costs
Other assets	16,600	16,600

Total assets	$2,246,060	$2,209,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,020,420	$1,119,927
Accrued expenses and other current liabilities	43,756	12,397
Income taxes payable	6,819	30,500
Total current liabilities	1,070,995	1,162,824

Deferred taxes payable	20,000	29,000
Total liabilities	1,090,995	1,191,824

Stockholders’ equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding	5,797	5,797
Additional paid-in capital	546,963	533,913
Retained earnings	602,305	477,545
Total stockholders’ equity	1,155,065	1,017,255

Total liabilities and stockholders’ equity	$2,246,060	$2,209,079

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended
		March 31,
		2008		2007

Contract and service revenues		$2,757,394		$978,739
Contract and service costs		2,087,465		614,149

Gross profit		669,929		364,590

Selling, general and administrative expenses		480,589		290,464

Income from operations		189,340		74,126

Other income (expense):
Rental income				10,110
Interest expense, net		647		(9,972)
Equity in income of joint venture		(3,327)
Income before income taxes		186,660		74,264

Income tax expense		61,900

Net income		$124,760		$74,264

Basic and diluted income per common share	$	*	$	*

Basic weighted average number of common shares outstanding		57,971,650		57,971,650

Diluted weighted average number of common shares outstanding		58,221,650		57,971,650
____________
* Less than $0.01 per share

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$124,760	$74,264
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	3,438	4,346
Equity in income of joint venture	8,327	--
Stock-based compensation	13,050	--
Changes in assets and liabilities
Contracts receivable	(56,070)	(387,825)
Income tax refund receivable	54,900	--
Prepaid expenses and other current assets	651	(6,200)
Accounts payable	(99,507)	84,201
Accrued expenses and other current liabilities	31,359	(754)
Income taxes payable	(23,681)	(16,600)
Deferred income taxes payable	(9,000)
Net cash provided by (used in) operating activities	48,227	(248,568)

Cash flows from investing activities:
Purchases of property and equipment	(1,886)	(12,287)
Net cash used in investing activities	(1,886)	(12,287)

Cash flows from financing activities:
Payoff and repayments of mortgage payable	--	(10,269)
Net cash used in financing activities	--	(10,269)

Net increase (decrease) in cash	46,341	(271,124)
Cash, beginning of period	123,648	510,367
Cash, end of period	$169,989	$239,243

Supplemental disclosure of cash flow information:
Interest expense	$968	$11,923
Taxes paid	$42,853	$16,900

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hamptons Luxury Homes, Inc. (the “Company” or “HLH”) was incorporated in the State of Delaware on May 15, 1996 and operates as a builder of single-family homes, provider of construction consulting services and is a distributor of building materials in the Hamptons area of Long Island, New York.

The Company primarily operates through its wholly-owned subsidiary Telemark, Inc. (“Telemark”), which constructs, renovates and restores luxury homes and commercial property and manages construction, and Telemark’s wholly-owned subsidiaries, Telemark Service and Maintenance, Inc. and Bridgehampton Lumber Corp., which provide ongoing property management and maintenance services and sells building materials and hardware.

On June 8, 2007, the Company completed the transfer of certain land and buildings that the Company, its subsidiaries and an entity in which Telemark is a joint venture partner occupy to an entity wholly-owned by the majority stockholders.

Note 2 - Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-K for the year ended December 31, 2007.  Interim results are not necessarily indicative of the results for a full year.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

Note 4 – Employment Agreements

On February 11, 2008, the Company entered into an employment agreement with a vice president/chief accounting officer through February 11, 2010.  Compensation under the agreement was to include an annual salary of $90,000, a bonus to be determined and an option to purchase up to 250,000 shares of the Company’s common stock.  If the officer had continued to be employed by the Company through February 11, 2009, the Company would have granted an option to purchase up to an additional 250,000 shares of common stock.  The options are exercisable, at the closing market price of the common stock on the date of the option grants ($.08, per share, for the initial grant), for periods of five years.

The options issued were valued at $7,250, using a Black-Scholes option pricing model assuming a risk free interest rate of 5.0%, average life of 5 years and expected volatility of 30%.

On March 20, 2008, the officer was terminated and retained the initial option.  The Company does not believe there will be any addition expenses related to the termination.  (See Note 6)

On March 24, 2008, the Company entered into an employment agreement with a vice president/director of operations through March 2010.  Compensation under the agreement includes a base salary of $110,000, per year, and incentives based on the Company’s attainment of to be agreed-upon levels of sales and earnings and an option to acquire 200,000 shares of common stock.  The option is exercisable at $.08, per share, through March 24, 2013.  If the employee continues to be employed on March 24, 2009, the Company will grant the employee an option to purchase an additional 200,000 shares of common stock, exercisable at a price equal to the market price of the common stock on the date of grant, through March 2014.

The options issued were valued at $5,800, using a Black-Scholes option pricing model assuming a risk free interest rate of 5.0%, average life of 5 years, and expected volatility of 30%.

Note 5 - Fair Value Measurements

Effective January 1, 2008, the Company adopted both FAS 157 and FAS 159, without any effect.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements.  A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115” (“SFAS 159”), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

Note 6 - Subsequent Event

On April 28, 2008, the Company was notified by the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”), that a complaint has been filed with OSHA by the former chief accounting officer of the Company, alleging discriminatory employment practices, et al.

The former chief accounting officer, aside from other remedies, is seeking damages for lost future compensation of $990,000, plus lost bonuses and the value of options to purchase an additional 250,000 shares of common stock of the Company.

The Company believes the complaint is totally without merit and intends to vigorously defend its position during the OSHA investigation.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a regional construction services company that builds, provides renovation construction services for and maintains custom homes, luxury vacation homes and ultra-luxury estate homes (“High-End Residences”) primarily in the eastern Long Island (New York) communities commonly referred to as the “Hamptons.”  The Company also provides other construction-related services and products.  We maintain an industry leading reputation for construction of High-End Residences from foundation to completion, with values ranging up to $60 million.  We believe our company combines ultra-high quality materials with the most innovative methods of superb old-world craftsmanship to create the ultimate in luxury homes with outstanding aesthetic appeal.  Already a recognized and well-established entity in the exclusive environs of the Hamptons through our Telemark subsidiary, we plan to expand into similar luxury markets within the United States.

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

We perform our construction services and provide our construction products primarily through four wholly-owned operating subsidiaries and one joint venture.  The wholly-owned subsidiaries are:

•

Telemark, which manages the construction of, constructs and renovates High-End Residences, and performs historical restorations and commercial construction;

•

Telemark Service and Maintenance, Inc. (“TSM”), which provides ongoing property management, maintenance and service;

•

Bridgehampton Lumber Corp. (“Bridgehampton”), which supplies building material and is an independent dealer of The Barden & Robeson Corporation (“Barden”), a custom panelized manufacturer that supplies materials for the housing and light commercial industries; and

•

DWD Construction Services, Inc. (“DWD”), which performs construction administration and advisory services in connection with the construction of homes and business development of major commercial projects.

Telemark is a 50% equity owner in a joint venture known as Architectural Woodwork of the Hamptons, LLC (“AWH”).  AWH manufactures and installs custom millwork, custom cabinetry, custom built-ins and furniture.

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather.  During harsh winters it is possible that less work may be done in winter months than is done throughout the remainder of the year.

Results of Operations for the Fiscal Quarters Ended March 31, 2008 and 2007

We believe the following selected revenue and expense data, the percentage relationship between contract and service revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations.

	Fiscal Quarter Ended March 31,
	2008		2007		2008 vs 2007
		Percent		Percent	Amount	Percent
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Contract and service revenues	$2,757,394	100.0%	$978,739	100.0%	$1,778,655	181.7%
Contract and service costs	2,087,465	75.7	614,149	62.7	1,473,316	239.9
Gross profit	669,929	24.3	364,590	37.3	305,339	83.7
Selling, general and administrative expenses	480,589	17.4	290,464	29.7	190,125	65.5
Income from operations	189,340	6.9	74,126	7.6	115,214	155.4
Other income (expense)	(2,680)	*	138	*	(2,818)	(2042.0)
Income before income taxes	186,660	6.8	74,264	7.6	112,396	151.3
Income tax expense	61,900	2.2	--	--	61,900	n/a
Net income	124,760	4.5	74,264	7.6	50,496	68.0
________________
*Less than 0.1%

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Contract and service revenues.  2008 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Contract and service revenues for the three months ended March 31, 2008 increased by $1,778,655 or approximately182% to $2,757,394 as compared with $978,739 for the comparable period in 2007. The increase was due to an increase in construction activity for the period resulting from an increase in sales and marketing efforts.

Contract and service costs.  Contract and service costs as a percentage of total contract and service revenues was approximately 76% and 63% for the three months ended March 31, 2008 and 2007, respectively.  Contract and service costs increased by $1,473,316 or 240% to $2,087,465 for the three months ended March 31, 2008 from $614,149 for the comparable period in 2007. The increase in the percentage of cost of revenue was primarily the result of contract operations having an increase of in-house labor and greater number of larger projects with a reduced contract fee. Typically, the contract fee will decrease as the cost of the entire project increases. It also is the result of cost ratios between in-house labor and materials or other subcontractors that may change based on the stage of construction during a certain period that will cause slight fluctuations in the percentage of contract and service costs. The increase of the cost of revenue was primarily a result of an increase of revenue.

Gross profit. Gross profit as a percentage of total revenues was approximately 24% and 37% for the three months ended March 31, 2008 and 2007, respectively. Gross profit increased $305,339 or 84% to $669,929 for the three months ended March 31, 2008 from $364,590 for the comparable period in 2007. The decrease in percentage was primarily the result of a greater amount of work performed on larger projects with reduced contract fee. The company also captures gross profit from its in-house labor force as well as from its contract fee. The cost ratios between in-house labor and materials or other subcontractors may change based on the stage of construction during a certain period and cause slight fluctuations in the percentage of gross profit. The increase of gross profit was primarily a result of an increase of contract and service revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total contract and service revenues was approximately 17% and 30% for the three months ended March 31, 2008 and 2007, respectively. Selling, general and administrative expenses increased $190,125 or 65% to $480,589 for the three months ended March 31, 2008 compared to $290,464 for the comparable period in 2007.  The decrease in percentage was primarily due to a decrease in percentage of insurance expenses due to a softer insurance market and our ability to buy insurance more competitively. There was an overall decrease in percentage of general expenses as it relates to revenues as a result of those expenses not having a direct correlation to the increase of contract and service revenues and management maintaining discipline on spending. Even though management realized a significant reduction of the percentage of selling, general and administrative expenses there was an increase of professional fees of consultants associated with SOX 404 compliance and the increase of those costs are expected to continue in 2008. The increase in selling, general and administrative expenses was primarily due to an increase of contract and service revenues.

Income from operations.  Income from operations as a percentage of total contract and service revenues was approximately 7% and 8% for the three months ended March 31, 2008 and 2007, respectively. Income from operations increased $115,214 or 155% to $189,340 for the three months ended March 31, 2008 from $74,126 for the comparable period in 2007. The decrease in percentage was the result of a percentage decrease of selling, general and administrative offset by a percentage increase of gross profit. The increase of income from operations was the result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Other income (expense).  Other expense increased by a net of $2,818 to $(2,680) for the three months ended March 31, 2008 from $138 for the comparable period in 2007. The net increase of other expense was primarily the result of a decrease in equity of the joint venture with Architectural Woodwork of the Hamptons, LLC., offset by an increase in interest income and decrease in rental income.

Income before income taxes.  Income before income taxes as a percentage of total contract and service revenues was approximately 7% and 8% for the three months ended March 31, 2008 and 2007, respectively. Income before income taxes increased $112,396 or 151% to $186,660 for the three months ended March 31, 2008 from $74,264 for the comparable period in 2007.  The decrease in percentage was primarily the result of a percentage decrease of selling, general and administrative expenses offset by a percentage increase of gross profit. The increase of income from operations was primarily a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Income tax expense.  For the three months ended March 31, 2008 and 2007, we recorded a provision for income taxes of $61,900 and $0, respectively.  The increase in income tax expense primarily resulted from an increase of income in the current three month period and the use of a net operating loss carry forward in the 2007 three month period.  The NOL carry forward was exhausted prior to 2008.

Net income.  Net income as a percentage of total contract and service revenues was approximately 5% and 8% for the three months ended March 31, 2008 and 2007, respectively. Net income increased $50,496 or 68% to $124,760 for the three months ended March 31, 2008 from $74,264 for the comparable period in 2007. The decrease in percentage was the result of a percentage decrease of selling, general and administrative expenses offset by a percentage increase of gross profit. The increase of income from operations was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We had cash of $169,989 of March 31, 2008 compared to $123,648 at December 31, 2007, none of which was restricted.  In addition, we had working capital of approximately $1,051,000 as of March 31, 2008 and $912,000 as of December 31, 2007.  The increase in cash and working capital primarily is the result of net income recognized for the three month period ended March 31, 2008.

We had retained earnings of $602,305 as of March 31, 2008. It is currently expected that cash flows from our existing contracts and our current assets, including cash and accounts receivable, will be sufficient to fund our liquidity and capital requirements for the next twelve months.

Cash flows provided by operations were $48,227 for the three months ended March 31, 2008 primarily the result of increased revenues.

We have no committed source of debt or equity capital. However, we believe that our backlog and committed contracts of approximately $5.1 million of work as of May 12, 2008 and approximately $14.4 million of bids outstanding will result in positive cash flow for the next twelve months.  There can be no assurance that all or any of such bids or other potential work will result in contract commitments.  In addition, our acceptance of work may not result in net income to us.  A failure to realize anticipated revenues may have a material adverse affect on our liquidity and capital resources and may negatively impact the market price of our common stock.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the unaudited consolidated financial statements, included elsewhere in this Quarterly Report on

Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of March 31, 2008.  Based on their review and evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports that we it file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  However, in evaluating our disclosure and procedures, our Chief Executive Officer and Chief Financial Officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that will affect or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

We have been notified, by a letter from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”), dated April 28, 2008, that a complaint has been filed with OSHA by Arthur R. Williams alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (“SOX”).  We hired Mr. Williams on February 11, 2008 as our chief accounting officer and terminated him on March 20, 2008.

We have been advised by OSHA that the complaint, supplemented as appropriate by interviews with Mr. Williams, will be dismissed if OSHA determines that Mr. Williams has not made a prima facie showing that protected activity was a contributing factor in the unfavorable personnel action alleged in the complaint.  The complaint also will be dismissed if Mr. Williams has made a prima facie showing, but OSHA determines that we have demonstrated by clear and convincing evidence that we would have taken the same unfavorable personnel action in the absence of the complainant’s protected activity.  We have until May 22, 2008 to submit to OSHA a written account of the facts and any affidavits or documents explaining or defending our position.  Within the same timeframe, we have the right to request a meeting to present to OSHA our position.

If investigation provides OSHA with reasonable cause to believe that SOX has been violated by us and reinstatement of Mr. Williams is warranted, we will again be contacted by OSHA prior to the issuance of findings and a preliminary order, at which time we will be advised of the substance of the relevant evidence supporting Mr. Williams allegations, and we will be given the opportunity to submit a written response, to meet with the investigator to present statements from rebuttal witnesses and to present legal and factual arguments.

We believe Mr. Williams’ complaint is totally without merit and intend to vigorously defend our position.

Item 1A.

Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We retained a new Vice President, Director of Operations effective March 24, 2008.  We do not consider this new employee an “officer” within the meaning of such term under Rule 16a-1(f).  Pursuant to an employment agreement we entered into with this new employee, we granted the employee a five-year option to purchase 200,000 shares of our common stock at a purchase price of $0.08 per share, the market price of our common stock on the date of such employment agreement, and agreed to grant the new employee on March 24, 2009, provided he is employed by us on such date, a second five-year option to purchase an additional 200,000 shares of our common stock at a purchase price per share equal to the market price of our common stock on March 24, 2009.  We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance and sale of the shares were conducted pursuant to a transaction not involving any public offering.  Notwithstanding the immediately preceding sentence, we intend to register the shares underlying the option granted and option that may be granted pursuant to a Registration Statement on Form S-8.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Matters.

None.

Item 6.

Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit

Number

Exhibit Description

31.1

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2

Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1

Section 1350 Certification of Principal Executive Officer.

32.2

Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2008

Hamptons Luxury Homes, Inc.

By:

/s/ Roy Dalene

Roy Dalene

Chief Executive Officer

(Duly Authorized Officer and

Principal Executive Officer)

By:

/s/ Frank Dalene

Frank Dalene

Chief Financial Officer

(Duly Authorized Officer and

Principal Financial Officer)