Form 10-Q
period 2008-06-30
HAMPTONS LUXURY HOMES INC
filed 2008-08-14
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 14, 2008, the registrant had outstanding a total of 57,971,650 shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$912,760	$123,648
Contracts receivable	1,506,199	1,759,610
Income tax receivable	-	176,000
Prepaid expenses and other current assets	25,205	16,008
Total current assets	2,444,164	2,075,266

Property and equipment, net	71,301	61,043
Advances to and investment in joint venture	65,795	56,170
Other assets	16,600	16,600

Total assets	$2,597,860	$2,209,079

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,079,594	$1,119,927
Accrued expenses and other current liabilities	13,924	12,397
Income taxes payable	151,319	30,500
Total current liabilities	1,244,837	1,162,824

Deferred taxes payable	20,000	29,000

Total liabilities	1,264,837	1,191,824

Stockholders' equity
Common stock, par value $0.0001, 200,000,000 shares
authorized, 57,971,650 shares issued and outstanding	5,797	5,797
Additional paid-in capital	546,963	533,913
Retained earnings	780,263	477,545

Total stockholders' equity	1,333,023	1,017,255

Total liabilities and stockholders' equity	$2,597,860	$2,209,079

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

		For the three months			For the six months
		ended June 30,			ended June 30,
		2008		2007	2008		2007

Contract and service revenues		$3,554,324		$1,863,236	$6,311,718		$2,841,975

Contract and service costs		2,719,239		1,224,432	4,806,704		1,838,581

Gross profit		835,085		638,804	1,505,014		1,003,394

Selling, general and administrative expenses		410,620		393,616	891,209		684,080

Income from operations		424,465		245,188	613,805		319,314

Other income (expense):
Rental income		-		11,703	-		21,813
Interest income (expense), net		1,141		(6,695)	1,788		(16,667)
Equity in income of joint venture		17,952		-	14,625		-
Income before income taxes		443,558		250,196	630,218		324,460

Income tax expense		265,600		63,000	327,500		63,000

Net income		$177,958		$187,196	$302,718		$261,460

Basic and diluted earnings per common share	$	*	$	*	$0.01	$	*

Basic weighted average number of common shares outstanding		57,971,650		57,971,650	57,971,650		57,971,650
Diluted weighted average number of common shares outstanding		58,138,317		57,971,650	58,138,317		57,971,650

* Less than $0.01 per share

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$302,718	$261,460
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in income from investment in joint venture	(14,625)	-
Depreciation and amortization	7,814	27,653
Stock-based compensation	13,050	-
Changes in assets and liabilities
Contract receivables	253,411	(737,822)
Income tax refund receivable	176,000	-
Prepaid expenses and other current assets	(9,198)	(7,286)
Other assets	-	(16,600)
Accounts payable	(40,333)	87,420
Accrued expenses and other current liabilities	1,527	18,492
Income taxes payable	120,819	46,400
Deferred income taxes payable	(9,000)
Net cash provided by (used in) operating activities	802,183	(320,283)

Cash flows from investing activities:
Return on investment in joint venture	5,000
Purchases of property and equipment	(18,071)	(14,710)
Transfer of land and building	-	(4,442)
Net cash used in investing activities	(13,071)	(19,152)

Cash flows from financing activities:
Payoff and repayments of mortgage payable	-	(563,999)
Loan from affiliated company	-	546,816
Net cash used in financing activities	-	(17,183)

Net increase (decrease) in cash	789,112	(356,618)

Cash, beginning of period	123,648	510,367

Cash, end of period	$912,760	$153,749

Supplemental disclosure of cash flow information:
Interest expense	$1,172	$19,755
Taxes paid	$42,853	$16,900
Noncash transactions:
Transfer of land and building		$279,669
Capitalization of loan payable		$172,339

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hamptons Luxury Homes, Inc. (the “Company”) was incorporated in the State of Delaware on May 15, 1996 and operates as a builder of single-family homes, provider of construction consulting services and is a distributor of building materials in the Hamptons area of Long Island, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-K for the year ended December 31, 2007.  Interim results are not necessarily indicative of the results for a full year.

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

During the second quarter of 2008, the Company changed its estimated tax accrual for the year ended December 31, 2007.  The effect of this change was to decrease the amount of income tax receivable as of June 30, 2008, and increase income taxes and decrease net income for the three and six months ended June 30, 2008, by approximately $80,000.  Basic and diluted earnings per share decreased by less than $.01 for each of the three and six month periods ended June 30, 2008.

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

Note 6 – Contingent Liability

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

The Company has been advised by OSHA that the complaint, supplemented as appropriate by interviews with Mr. Williams, will be dismissed if OSHA determines that Mr. Williams has not made a prima facie showing that protected activity was a contributing factor in the unfavorable personnel action alleged in the complaint.  The complaint also will be dismissed if Mr. Williams has made a prima facie showing, but OSHA determines that the Company has demonstrated by clear and convincing evidence that the Company would have taken the same unfavorable personnel action in the absence of the complainant’s protected activity.

On June 27, 2008, the Company submitted to OSHA a written account of the facts, as well as affidavits and documents, explaining and defending the Company’s position.  The Company also has requested a meeting to present to OSHA the Company’s position.

If investigation provides OSHA with reasonable cause to believe that SOX has been violated by the Company and reinstatement of Mr. Williams is warranted, the Company will again be contacted by OSHA prior to the issuance of findings and a preliminary order, at which time the Company will be advised of the substance of the relevant evidence supporting Mr. Williams allegations, and the Company will be given the opportunity to submit a written response, to meet with the investigator to present statements from rebuttal witnesses and to present legal and factual arguments.

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

Seasonality

Construction business in the Northeast portion of the United States is affected by the weather.  During unusually harsh winters it is possible that less work may be done in winter months than is done throughout the remainder of the year. During unusually rainy weather it is possible that less work may be done since a portion of the work is performed outdoors.

The Hamptons vacation season is from Memorial Day to Labor Day.  Our construction projects typically tend to be scheduled for completion by Memorial Day or, at the latest, by the July 4th weekend. The completion date and the duration of the construction project will determine the start date of the project. For example, if a construction project is required to be complete by Memorial Day of the following year and it is a six month project, we would be required to start that project by late November of the current year.  Work, along with revenues and income, varies throughout the duration of a construction project, typically in the shape of a bell curve. We cannot control the start dates and the duration of construction projects; these matters are dependent on the client’s desires.  It is possible that from quarter to quarter revenues and income can vary due to the combination of construction projects and their respective start dates and durations.

We also provide carpentry and painting labor for our construction projects. There is a profit center in providing carpentry and painting labor. It is possible that the amount of carpentry and painting labor will vary throughout the duration of a construction project and cause variations in the percentage of gross profit and net income in relation to revenues when comparing quarter to quarter at any given time.

It is possible that our service and maintenance operations will experience seasonality fluctuations due to high demand in late-Winter and throughout the Spring for services to ready properties for the vacation season and due to the increase in maintenance and general repair services during the Summer months for clients in residence.  The service and maintenance operations generally generate a higher percentage of gross profits and net income.  Accordingly, it is possible that the mix of service and maintenance work and construction work may cause variations in the percentage of gross profits and net income in relation to revenues when comparing quarter to quarter results.

Results of Operations for Fiscal Quarters and Six Months Ended June 30, 2008 and 2007

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

We believe the following selected revenue and expense data, the percentage relationship between contract and service revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations for the three months ended June 30, 2008 and 2007.

Three Months Ended June 30,
	2008		2007
		%		%	Amount	%
		of		of	Increase	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	(Decrease)
Contract and service revenues	$ 3,554,324		$ 1,863,236		1,691,088	91%
Contract and service costs	2,719,239	77%	1,224,432	66%	1,494,807	122%
Gross profit	835,085	23%	638,804	34%	196,281	31%
Selling, general and administrative expenses	410,620	12%	393,616	21%	17,004	4%
Income from operations	424,465	12%	245,188	13%	179,277	73%
Other income (expense):
Rental income	-	-	11,703	1%	(11,703)	-
Interest income (expense), net	1,141	0%	(6,695)	(0)%	7,836	117%
Equity income of joint vent.	17,952	1%	-		17,952	-
Income before income taxes	443,558	12%	250,196	13%	193,362	77%
Income tax expense	265,600	7%	63,000	3%	202,600	322%
Net income	$ 177,958	5%	$ 187,196	10%	(9,238)	(5)%

Contract and service revenues.  2008 and 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and maintain luxury estate homes and single family residences.

Contract and service revenues for the three months ended June 30, 2008 increased by $1,691,088 or approximately 91% to $3,554,324 as compared with $1,863,236 for the comparable period in 2007.  The increase was due to an increase in construction activity for the period resulting from an increase in sales and marketing efforts.

Contract and service costs.  Contract and service costs as a percentage of total contract and service revenues was approximately 77% and 66% for the three months ended June 30, 2008 and 2007, respectively.  Contract and service costs increased by $1,494,807 or 122% to $2,719,239 for the three months ended June 30, 2008 from $1,224,432 for the comparable period in 2007. The increase in the percentage of contract and service costs to revenues was primarily the result of contract operations having an increase of in-house labor and greater number of larger projects with a reduced contract fee. Typically, the contract fee will decrease as the cost of the entire project increases. The fluctuation in contract and service costs also is the result of cost ratios between in-house labor and materials or other subcontractors that change based on the stage of construction of major projects. The increase of contract and service costs was primarily a result of an increase of revenue.

Gross profit. Gross profit as a percentage of total revenues was approximately 23% and 34% for the three months ended June 30, 2008 and 2007, respectively. Gross profit increased by $196,281 or 31% to $835,085 for the three months ended June 30, 2008 from $638,804 for the comparable period in 2007. The decrease in the percentage of gross profit to revenues was primarily the result of a greater amount of work performed on larger projects with reduced contract fee. The company also captures gross profit from its in-house labor force as well as from its contract fee. The cost ratios between in-house labor and materials or other subcontractors may change based on the stage of construction during a certain period and cause slight variations in the percentage of gross profit. The increase of gross profit was primarily a result of an increase of contract and service revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total contract and service revenues was approximately 12% and 21% for the three months ended June 30, 2008 and 2007, respectively. Selling, general and administrative expenses increased $17,004 or 4% to $410,620 for the three months ended June 30, 2008 compared to $393,616 for the comparable period in 2007.  The decrease in the percentage of selling, general and administrative expenses to revenues was primarily due to a decrease in percentage of insurance expenses due to a softer insurance market and our ability to buy insurance more competitively. There was an overall decrease in percentage of general expenses as it relates to revenues as a result of those expenses not having a direct correlation to the increase of contract and service revenues and management maintaining discipline on spending. Even though management realized a significant reduction of the percentage of selling, general and administrative expenses there was an increase of professional fees of consultants associated with SOX 404 compliance and the increase of those costs are expected to continue in 2008. The increase in selling, general and administrative expenses was primarily due to an increase of contract and service revenues.

Income from operations.  Income from operations as a percentage of total contract and service revenues was approximately 12% and 13% for the three months ended June 30, 2008 and 2007, respectively. Income from operations increased by $179,277 or 73% to $424,465 for the three months ended June 30, 2008 from $245,188 for the comparable period in 2007. The decrease in the percentage of income from operations to revenues was the result of a percentage decrease of selling, general and administrative offset by a percentage increase of gross profit. The increase of income from operations was the result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Other income (expense).  Other income increased by a net of $14,085 for the three months ended June 30, 2008 compared to the same period in 2007. The net increase of other income was primarily the result of an increase in our equity in a joint venture, Architectural Woodwork of the Hamptons, LLC., and an increase in interest income, offset by a decrease in rental income.

Income before income taxes.  Income before income taxes as a percentage of total contract and service revenues was approximately 12% and 13% for the three months ended June 30, 2008 and 2007, respectively. Income before income taxes increased by $193,362 or 77% to $443,558 for the three months ended June 30, 2008 from $250,196 for the comparable period in 2007.  The decrease in the percentage of income before income taxes to revenues was primarily the result of a percentage decrease of selling, general and administrative expenses offset by a percentage increase of gross profit.  The increase of income from operations was primarily a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Income tax expense.  For the three months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $265,600 and $63,000, respectively.  The increase in income tax expense primarily resulted from an increase of income in the current three month period and the use of a net operating loss carry forward in the 2007 three month period.  The NOL carry forward was fully utilized prior to 2008.  In addition, during the second quarter of 2008, we changed our estimated tax accrual for the year ended December 31, 2007.  The effect of this change was to decrease the amount of income tax receivable as of June 30, 2008, and increase income taxes and decrease net income for the three and six months ended June 30, 2008, by approximately $80,000.  Basic and diluted earnings per share decreased by less than $.01 for each of the three and six month periods ended June 30, 2008.

Net income.  Net income as a percentage of total contract and service revenues was approximately 5% and 10% for the three months ended June 30, 2008 and 2007, respectively. Net income decreased by $9,238 or 5% to $177,958 for the three months ended June 30, 2008 from $187,196 for the comparable period in 2007. The decrease in the percentage of net income to revenue was the result of a percentage decrease of selling, general and administrative expenses offset by a percentage increase of gross profit and tax expense. The decrease of income from operations was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses and tax expense.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

We believe the following selected revenue and expense data, the percentage relationship between contract and service revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations for the six months ended June 30, 2008 and 2007.

Six Months Ended June 30,
2008			2007
		%		%	Amount	%
		of		of	Increase	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	(Decrease)
Contract and service revenues	$ 6,311,718		$ 2,841,975		3,469,743	122%
Contract and service costs	4,806,704	76%	1,838,581	65%	2,968,123	161%
Gross profit	1,505,014	24%	1,003,394	35%	501,620	50%
Selling, general and administrative expenses	891,209	14%	684,080	24%	207,129	30%
Income from operations	613,805	10%	319,314	11%	294,491	92%
Other income (expense):
Rental income	-		21,813	-	(21,813)	-
Interest income (expense), net	1,788	0%	(16,667)	(1%)	18,455	111%
Equity income of joint vent.	14,625	0%	-	-	14,625	-
Income before income taxes	630,218	10%	324,460	11%	305,758	94%
Income tax expense	327,500	5%	63,000	2%	264,500	420%
Net income	$ 302,718	4%	$ 261,460	9%	41,258	16%

Contract and service revenues.  2008 and 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and maintain luxury estate homes and single family residences.

Contract and service revenues for the six months ended June 30, 2008 increased by $3,469,743 or approximately 122% to $6,311,718 as compared with $2,841,975 for the comparable period in 2007.  The increase was due to an increase in construction activity for the period resulting from an increase in sales and marketing efforts.

Contract and service costs.  Contract and service costs as a percentage of total contract and service revenues was approximately 76% and 65% for the six months ended June 30, 2008 and 2007, respectively.  Contract and service costs increased by $2,968,123 or 161% to $4,806,704 for the six months ended June 30, 2008 from $1,838,581 for the comparable period in 2007. The increase in the percentage of contract and service costs was primarily the result of contract operations having an increase of in-house labor and greater number of larger projects with a reduced contract fee. Typically, the contract fee will decrease as the cost of the entire project increases. It also is the result of cost ratios between in-house labor and materials or other subcontractors that may change based on the stage of construction during a certain period that will cause slight variations in the percentage of contract and service costs. The increase of contract and service costs was primarily a result of an increase of revenue.

Gross profit. Gross profit as a percentage of contract and service revenues was approximately 24% and 35% for the six months ended June 30, 2008 and 2007, respectively. Gross profit increased by $501,620 or 50% to $1,505,014 for the six months ended June 30, 2008 from $1,003,394 for the comparable period in 2007. The decrease in the percentage of gross profit to revenues was primarily the result of a greater amount of work performed on larger projects with reduced contract fee. The company also captures gross profit from its in-house labor force as well as from its contract fee. The cost ratios between in-house labor and materials or other subcontractors may change based on the stage of construction during a certain period and cause slight variations in the percentage of gross profit. The increase of gross profit was primarily a result of an increase of contract and service revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total contract and service revenues was approximately 14% and 24% for the six months ended June 30, 2008 and 2007, respectively. Selling, general and administrative expenses increased $207,129 or 30% to $891,209 for the six months ended June 30, 2008 compared to $684,080 for the comparable period in 2007.  The decrease in the percentage of selling, general and administrative expenses to revenues was primarily due to a decrease in percentage of insurance expenses due to a softer insurance market and our ability to buy insurance more competitively. There was an overall decrease in percentage of general expenses as it relates to revenues as a result of those expenses not having a direct correlation to the increase of contract and service revenues and management maintaining discipline on spending. Even though management realized a significant reduction of the percentage of selling, general and administrative expenses there was an increase of professional fees of consultants associated with SOX 404 compliance and the increase of those costs are expected to continue in 2008. The increase in selling, general and administrative expenses was primarily due to an increase of contract and service revenues.

Income from operations.  Income from operations as a percentage of total contract and service revenues was approximately 10% and 11% for the three months ended June 30, 2008 and 2007, respectively.  Income from operations increased by $294,491 or 92% to $613,805 for the six months ended June 30, 2008 from $319,314 for the comparable period in 2007. The decrease in the percentage of income from operations to revenues was the result of a percentage decrease of selling, general and administrative offset by a percentage increase of gross profit. The increase of income from operations was the result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Other income (expense).  Other income increased by a net of $11,267 for the six months ended June 30, 2008 compared to the same period in 2007. The net increase of other expense was primarily the result of a decrease in equity of the joint venture with Architectural Woodwork of the Hamptons, LLC., offset by an increase in interest income and decrease in rental income.

Income before income taxes.  Income before income taxes as a percentage of contract and service revenues was approximately 10% and 11% for the six months ended June 30, 2008 and 2007, respectively. Income before income taxes increased by $305,758 or 94% to $630,218 for the six months ended June 30, 2008 from $324,460 for the comparable period in 2007.  The decrease in percentage of income before income taxes to revenues was primarily the result of a percentage decrease of selling, general and administrative expenses offset by a percentage increase of gross profit. The increase of income before income taxes was primarily a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Income tax expense.  For the six months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $327,500 and $63,000, respectively.  The increase in income tax expense primarily resulted from an increase of income in the current three month period and the use of a net operating loss carry forward in the 2007 six month period.  The NOL carry forward was exhausted prior to 2008.  In addition, during the second quarter of 2008, we changed our estimated tax accrual for the year ended December 31, 2007.  The effect of this change was to decrease the amount of income tax receivable as of June 30, 2008, and increase income taxes and decrease net income for the three and six months ended June 30, 2008, by approximately $80,000.  Basic and diluted earnings per share decreased by less than $.01 for each of the three and six month periods ended June 30, 2008.

Net income.  Net income as a percentage of contract and service revenues was approximately 4% and 9% for the six months ended June 30, 2008 and 2007, respectively. Net income increased by $41,258 or 16% to $302,718 for the six months ended June 30, 2008 from $261,460 for the comparable period in 2007. The decrease in the percentage of net income to revenues was the result of a percentage decrease of selling, general and administrative expenses offset by a percentage increase of gross profit and tax expense. The increase of net income was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We had cash of $912,760 at June 30, 2008 compared to $123,648 at December 31, 2007, none of which was restricted.  In addition, we had working capital of approximately $1,199,327 as of June 30, 2008 and $912,000 as of December 31, 2007.  The increase in cash and working capital primarily is the result of an increase of construction activities and net income recognized for the six month period ended June 30, 2008.

We had retained earnings of $780,263 as of June 30, 2008. It is currently expected that cash flows from our existing contracts and our current assets, including cash and accounts receivable, will be sufficient to fund our liquidity and capital requirements for the next twelve months.

Cash flows provided by operations were $802,183 for the six months ended June 30, 2008 primarily the result of increased revenues.

We have no committed source of debt or equity capital. However, we believe that our backlog and committed contracts of approximately $6.5 million of work as of August 7, 2008 will result in positive cash flow for the next twelve months.  As of August 7, 2008, we also had approximately $15.5 million of bids outstanding.  There can be no assurance that all or any of such bids or other potential work will result in contract commitments.  In addition, our acceptance of work may not result in net income to us.  A failure to realize anticipated revenues may have a material adverse affect on our liquidity and capital resources and may negatively impact the market price of our common stock.

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

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of June 30, 2008.  Based on their review and evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports that we it file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  However, in evaluating our disclosure and procedures, our Chief Executive Officer and Chief Financial Officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On June 27, 2008, we submitted to OSHA a written account of the facts, as well as affidavits and documents, explaining and defending our position.  At such time, we requested a meeting to present to OSHA our position.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue and securities during the three month period ended June 30, 2008 that were not registered under the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

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

Date:  August 14, 2008

Hamptons Luxury Homes, Inc.

By:

/s/ Roy Dalene

Roy Dalene

Chief Executive Officer

(Duly Authorized Officer and

Principal Executive Officer)

By:

/s/ Frank Dalene

Frank Dalene

Chief Financial Officer

(Duly Authorized Officer and

Principal Financial Officer)