Form 10-Q
period 2008-09-30
HAMPTONS LUXURY HOMES INC
filed 2008-11-14
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 12, 2008, the registrant had outstanding a total of 57,971,650 shares of common stock.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

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

•

our ability to attract and retain qualified senior management and other personnel; and

•

the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$334,630	$123,648
Contracts receivable	1,647,387	1,759,610
Income tax receivable	-	176,000
Prepaid expenses and other current assets	25,205	16,008

Total current assets	2,007,222	2,075,266

Property and equipment, net	68,618	61,043
Advances to and investment in joint venture	37,855	56,170
Other assets	16,600	16,600

Total Assets	$2,130,295	$2,209,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$716,919	$1,119,927
Accrued expenses and other current liabilities	80,182	12,397
Income taxes payable	61,306	30,500

Total current liabilities	858,407	1,162,824

Deferred taxes payable	-	29,000

Total Liabilities	858,407	1,191,824

Stockholders’ Equity
Common stock, par value $0.0001, 200,000,000 shares
authorized, 57,971,650 shares issued and outstanding	5,797	5,797
Additional paid-in capital	546,963	533,913
Retained earnings	719,128	477,545

Total Stockholders’ Equity	1,271,888	1,017,255

Total Liabilities and Stockholders’ Equity	$2,130,295	$2,209,079

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Contract and service revenues	$1,382,731	$3,743,123	$7,694,449	$6,585,098
Contract and service costs	891,687	2,958,280	5,698,391	4,796,861

Gross profit	491,044	784,843	1,996,058	1,788,237

Selling, general and administrative expenses	570,739	376,950	1461,948	1,061,030

(Loss) income from operations	(79,695)	407,893	534,110	727,207

Other income (expense):
Rental income	-	-	-	21,813
Interest income (expense), net	1,499	2,139	3,288	(14,528)
Equity in (loss) income of joint venture	(27,940)	40,110	(13,315)	40,110

(Loss) income before income taxes	(106,136)	450,142	524,083	774,602

Income tax (benefit) expense	(45,000)	245,161	282,500	308,161

Net (loss) income	$(61,136)	$204,981	$241,583	$466,441

Basic and diluted earnings per
common share	*	*	*	*

Basic weighted average number of
common shares outstanding	57,971,650	57,971,650	57,971,650	57,971,650

Diluted weighted average number of
common shares outstanding	58,185,936	57,971,650	58,185,936	57,971,650

__________

*

Less than $0.01 per share

See notes to consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net Income	$241,583	$466,441
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Equity in loss (income) from investment in joint venture	13,315	(40,110)
Depreciation and amortization	12,246	30,385
Stock-based compensation	13,050	7,500
Changes in assets and liabilities:
Contract receivables	112,223	(1,889,677)
Income tax refund receivable	176,000	-
Prepaid expenses and other current assets	(9,197)	(7,286)
Other assets	-	(16,600)
Accounts payable	(403,007)	852,715
Accrued expenses and other current liabilities	67,784	18,662
Income taxes payable	30,806	239,400
Deferred income taxes payable	(29,000)	-

Net cash provided by (used in) operating activities	225,803	(338,570)

Cash flows from investing activities:
Return on investment in joint venture	5,000	-
Purchases of property and equipment	(19,821)	(62,222)
Transfer of land and building	-	(4,442)

Net cash used in investing activities	(14,821)	(66,664)

Cash flows from financing activities:
Payoff of and repayments of mortgage payable	-	(563,999)
Loans from affiliated company	-	535,976

Net cash used in financing activities	-	(28,023)

Net increase (decrease) in cash	210,982	(433,257)
Cash, beginning of period	123,648	510,367

Cash, end of period	$334,630	$77,110

Supplemental disclosure of cash flow information:
Interest expense	$1,172	$19,755
Taxes paid	$114,209	$66,900

Non-cash Transactions:
Transfer of land and building		$279,669
Capitalization of loan payable		$172,339

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

On June 8, 2007, the Company completed the transfer of certain land and buildings that the Company, its subsidiaries and an entity in which Telemark is a joint venture partner occupy to an entity wholly-owned by the majority stockholders

Note 2 - Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 and notes thereto, together with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Interim results are not necessarily indicative of the results for a full year.

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

Note 3 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

During the second quarter of 2008, the Company changed its estimated tax accrual for the year ended December 31, 2007. The effect of this change was to decrease the amount of income tax receivable and increase income taxes and decrease net income during the second quarter by approximately $80,000. Basic and diluted earnings per share decreased by less than $.01 for the nine months ended September 30, 2008.

Note 4 - Employment Agreements

On February 11, 2008, the Company entered into an employment agreement with a vice president/chief accounting officer through February 11, 2010.  Compensation under the agreement was to include an annual salary of $90,000, a bonus to be determined and an option to purchase up to 250,000 shares of the Company’s common stock.  If the officer had continued to be employed by the Company through February 11, 2009, the Company would have been obligated to grant the executive an option to purchase up to an additional 250,000 shares of common stock.  The options are exercisable, at the closing market price of the common stock on the date of the option grants ($.08, per share, for the initial grant), for periods of five years.  The options issued were valued at $7,250, using a Black-Scholes option pricing model assuming a risk free interest rate of 5.0%, average life of 5 years and expected volatility of 30%. On March 20, 2008, the officer was terminated and retained the initial option.  The Company does not believe there will be any addition expenses related to the termination.

On March 24, 2008, the Company entered into an employment agreement with a vice president/director of operations through March 2010.  Compensation under the agreement includes a base salary of $110,000, per year, and incentives based on the Company’s attainment of to be agreed-upon levels of sales and earnings and an option to acquire 200,000 shares of common stock.  The option is exercisable at $.08, per share, through March 24, 2013.  If the employee continues to be employed on March 24, 2009, the Company will be obligated to grant the employee an option to purchase an additional 200,000 shares of common stock, exercisable at a price equal to the market price of the common stock on the date of grant, through March 2014.  The options issued were valued at $5,800, using a Black-Scholes option pricing model assuming a risk free interest rate of 5.0%, average life of 5 years, and expected volatility of 30%.

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

Note 6 - Contingent Liability

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

Note 7 - Subsequent Event

In October 2008, the Company ratified compensation bonuses for an aggregate of $100,000 to two executive officers payable in substantially equal installments through payroll during the remainder of 2008, plus additional performance bonuses to these officers for an aggregate of $100,000, if revenues for the year ended December 31, 2008 exceeds revenues for the year ended December 31, 2007 by 10%.

As of September 30, 2008, the Company has accrued $75,000 of the compensation bonuses and, based on the uncertainties of the economy’s effect on the Company’s business, has not accrued the performance bonus due to the uncertainty of achieving the performance requirements.

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

Economy’s Effect on the Company

The unprecedented economic conditions currently affecting the United States and throughout the world is having an impact on our Company’s operations.  We are uncertain of the long term effects the economic downturn will have on our business in the future.

Our management team has endured the economic downturn that occurred subsequent to the 1987 stock market crash and the effect of such downturn on the construction industry within the geographic area in which the Company operates.  The effect on the real estate market and construction activities at that time included real estate prices plummeting and construction activities, in general, declining.  During the 1990 to 1993 period, management observed the newly wealthy coming to the Hamptons area to establish their status.  Management also observed that certain wealthy individuals were not impacted by the economic downturn.  During the six months subsequent to September 11, 2001, management observed construction projects that were scheduled to start were suddenly put on hold until the uncertainty of a global conflict passed and then business continued as usual.

During the past quarter, we saw projects that were scheduled to start were lost or were put on hold. Five pending projects with bids outstanding totaling approximately $6.5 million were lost or put on hold. However, five pending projects with bids outstanding totaling approximately $5.9 million were added to the potential pipeline in essence replacing the projects that were lost or were put on hold.  Even though the net result was a loss of only $0.6 million in potential revenues, the real effect was a several month delay of converting potential projects into actual committed projects.  The $5.9 million of new pending projects with bids outstanding that replaced the lost projects was a result of our increased efforts in marketing and advertising.  We believe the Company will begin realizing the revenues of the new pending projects in the first quarter of 2009.

There are no assurances that the present economic conditions will improve and have a positive impact on construction activities in the areas in which we operate.  There is a possibility that the present economic conditions will deepen, become long-term and have a materially adverse effect on construction activities in our area of operation and on our operational results and financial condition.

Results of Operations for Fiscal Quarters and Nine Months Ended September 30, 2008 and 2007

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

We believe the following selected revenue and expense data, the percentage relationship between contract and service revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007		2008 vs. 2007
					Amount	Percent
		Percent		Percent	of	of
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Contract and service revenues	$1,382,731	100	$3,743,123	100	$(2,360,392)	(63)
Contract and service costs	891,687	64	2,958,280	79	(2,066,593)	(70)
Gross profit	491,044	36	784,843	21	(293,799)	(37)
Selling, general and administrative
expenses	570,739	41	376,950	10	193,789	51
(Loss) income from operations	(79,695)	(6)	407,893	11	(487,588)	(120)
Other income (expense):

Interest income (expense),
net	1,499	0	2,139	0	(640)	(30)
Equity in (loss) income of
joint venture	(27,940)	(2)	40,110	1	(68,050)	(170)
(Loss) income before income taxes	(106,136)	(8)	450,142	12	(556,278)	(124)
Income tax (benefit) expense	(45,000)	(3)	245,161	7	(290,161)	(118)
Net (loss) income	$(61,136)	(4)	$204,981	5	(266,117)	(130)

Contract and service revenues.  2008 and 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and maintain luxury estate homes and single family residences.

For the three months ended September 30, 2008 contract and service revenues were primarily derived from contracts to construct two new homes and twelve renovation projects as compared with contracts to construct one new home and twelve renovation projects for the comparable period in 2007.

Contract and service revenues for the three months ended September 30, 2008 decreased by $2,360,392 or approximately 63% to $1,382,731 as compared with $3,743,123 for the comparable period in 2007.  The decrease was due to a decrease in construction activity for the period resulting from projects that we lost and projects that were previously scheduled to start in the beginning of September that were put on hold as a result of economic conditions discussed in the subsection entitled “Economy’s Affect on the Company.”  A large part of the Company’s clientele is employed by or derives a substantial portion of their income from the financial industry and, we believe, the uncertainty in the financial markets has resulted in decreased construction activity.  Although, new projects entered our pipeline of projects as a result of our continuing advertising efforts, we believe many of our clients and future clients may request that we delay proceeding with their projects while the financial markets continue to fluctuate.  Such delay may likely result in lower revenues over the near term.

Contract and service costs.  Contract and service costs as a percentage of total contract and service revenues was approximately 64% and 79% for the three months ended September 30, 2008 and 2007, respectively.  Contract and service costs decreased by $2,066,593 or -70% to $891,687 for the three months ended September 30, 2008 from $2,958,280 for the comparable period in 2007. The decrease in the percentage of contract and service costs to revenues was primarily the result of contract operations having an increase of in-house labor cost and a decrease of subcontractor and material costs in relation to revenues. The fluctuation in contract and service costs is the result of cost ratios between in-house labor and materials or other subcontractors that change based on the stage of construction of major projects.  The decrease of contract and service costs was primarily a result of a decrease of revenue.

Gross profit. Gross profit as a percentage of total contract and service revenues was approximately 36% and 21% for the three months ended September 30, 2008 and 2007, respectively. Gross profit decreased by $293,799 or 37% to $491,044 for the three months ended September 30, 2008 from $784,843 for the comparable period in 2007. The increase in the percentage of gross profit to revenues was primarily the result of a greater amount of work performed by our in-house labor as a percentage of revenues. The Company captures gross profit from its in-house labor force as well as from its contract fees. The cost ratios between in-house labor and materials or other subcontractors may change based on the stage of construction during a certain period which could cause variations in reported gross profit between periods.  The percentage of revenues generated by labor to total revenues was 53% in the three months ended September 30 2008 compared to 20% for the comparable period in 2007. The increase in labor revenues generated a percentage increase of gross profit. The decrease of gross profit was primarily a result of a decrease of contract and service revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total contract and service revenues was approximately 41% and 10% for the three months ended September 30, 2008 and 2007, respectively. Selling, general and administrative expenses increased $193,789 or 51% to $570,739 for the three months ended September 30, 2008 compared to $376,950 for the comparable period in 2007.  The increase in the percentage of selling, general and administrative expenses to revenues was primarily due to an increase in advertising, payroll and payroll related expenses together with a sudden decrease in revenues.  We instituted an ad campaign, consisting of full page color ads in four local magazines, during the April through October 2008 period and we added two new employees to our accounting department between July and August 2008.  There was an increase of professional fees for consultants associated with SOX 404 compliance and the increase of those costs is expected to continue throughout 2008.  The increase in selling, general and administrative expenses was primarily due to an increase of expenses related to advertising, payroll and payroll related expenses.

(Loss) income from operations.  (Loss) income from operations as a percentage of total contract and service revenues was approximately 6% and 11% for the three months ended September 30, 2008 and 2007, respectively. Income from operations decreased by $487,588 or 120% to a loss of $79,695 for the three months ended September 30, 2008 from income of $407,893 for the comparable period in 2007. The decrease in the percentage of income from operations to revenues was the result of a percentage increase of selling, general and administrative offset by a percentage increase of gross profit. The decrease of income from operations was the result of a decrease in contract and service revenues, and decrease in gross profit offset by an increase in selling, general and administrative expenses.

Other income (expense).  Other income (expense) decreased by a net of $68,690 for the three months ended September 30, 2008 compared to the same period in 2007. The net decrease of other income (expense) was primarily the result of a net decrease of $68,050 in equity in a joint venture, Architectural Woodwork of the Hamptons, LLC, and a decrease in interest income.  The net decrease in equity in a joint venture was a result the Company’s share of profit in the joint venture of approximately $40,000 for the three months ended September 30, 2007 together with the Company’s share of a loss of approximately $28,000 for the three months ended September 30, 2008.

(Loss) income before income taxes.  (Loss) income before income taxes as a percentage of total contract and service revenues was approximately -8% and 12% for the three months ended September 30, 2008 and 2007, respectively. (Loss) income before income taxes decreased by $556,278 or 124% to a loss before income taxes of $106,136 for the three months ended September 30, 2008 from income before income taxes from $450,142 for the comparable period in 2007.  The decrease in the percentage of income before income taxes to revenues was primarily the result of a percentage increase of selling, general and administrative expenses offset by a percentage increase of gross profit.  The decrease of income from operations was primarily a result of an decrease in contract and service revenues, a decrease in gross profit offset by an increase in selling, general and administrative expenses.

Income tax expense.  For the three months ended September 30, 2008 and 2007, we recorded an income tax benefit of $45,000 and a provision for income taxes of $245,161, respectively.  The decrease resulted from a decrease in net income.

Net (loss) income.  Net (loss) income as a percentage of total contract and service revenues was approximately -4% and 5% for the three months ended September 30, 2008 and 2007, respectively. Net income decreased by $266,117 or 130% to a net loss of  $61,136 for the three months ended September 30, 2008 from net income of $204,981 for the comparable period in 2007. The decrease in the percentage of net income to total contract and service revenues primarily was the result of a percentage increase of selling, general and administrative expenses, tax expenses offset by a percentage increase of gross profit. The decrease of income from operations primarily was a result of a decrease in contract and service revenues, a decrease in gross profit, tax expense offset by an increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

We believe the following selected revenue and expense data, the percentage relationship between contract and service revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008		2007		2008 vs. 2007
					Amount	Percent
		Percent		Percent	of	of
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Contract and service revenues	$7,694,449	100	$6,585,098	100	1,109,351	17
Contract and service costs	5,698,391	74	4,796,861	73	901,530	19
Gross profit	1,996,058	26	1,788,237	27	207,821	12
Selling, general and
administrative expenses	1,461,948	19	1,061,030	16	400,918	38
Income from operations	534,110	7	727,207	11	(193,097)	(27)
Other income (expense):
Rental income	-	-	21,813	-	(21,813)	(100)
Interest income (expense),
net	3,288	0	(14,528)	(1)	17,816	123
Equity in (loss) income of
joint venture	(13,315)	(0)	40,110	0	(53,425)	(133)
Income before income taxes	524,083	7	774,602	12	(250,519)	(32)
Income tax expense	282,500	4	308,161	5	(25,661)	(8)
Net income	$241,583	3	$466,441	7	(224,858)	(48)

Contract and service revenues.  2008 and 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and maintain luxury estate homes and single family residences.

For the nine months ended September 30, 2008, contract and service revenues were primarily derived from contracts to construct two new homes and eighteen renovation projects as compared with contracts to construct one new home and sixteen renovation projects for the comparable period in 2007.

Contract and service revenues for the nine months ended September 30, 2008 increased by $1,109,351 or approximately 17% to $7,694,449 as compared with $6,585,098 for the comparable period in 2007.  The increase was due to an increase in our construction activity for the period resulting from an increase in sales and marketing efforts offset by a decrease in construction activity in the three months ending September 30, 2008 as a result of the current economic conditions discussed in the subsection entitled “Economy’s Affect on the Company.”  The dramatic growth we were achieving as a result of our marketing efforts has slowed considerably; however, we continue to secure new projects, although at a slower pace than seen in recent preceding quarterly periods.

Contract and service costs.  Contract and service costs as a percentage of total contract and service revenues was approximately 74% and 73% for the nine months ended September 30, 2008 and 2007, respectively.  Contract and service costs increased by $901,530 or 19% to $5,698,391 for the nine months ended September 30, 2008 from $4,796,861 for the comparable period in 2007. The increase in the percentage of contract and service costs was primarily the result of contract operations having an increase of in-house labor offset by a greater number of larger projects with a reduced contract fee. Typically, the contract fee will decrease as the cost of the entire project increases. It also is the result of cost ratios between in-house labor and materials or other subcontractors that may change based on the stage of construction during a certain period that will cause slight variations in the percentage of contract and service costs. The increase of contract and service costs was primarily a result of an increase of revenue.

Gross profit. Gross profit as a percentage of total contract and service revenues was approximately 26% and 27% for the nine months ended September 30, 2008 and 2007, respectively. Gross profit increased by $207,821 or 12% to $1,996,058 for the nine months ended September 30, 2008 from $1,788,237 for the comparable period in 2007. The decrease in the percentage of gross profit to revenues primarily was the result of a greater amount of work performed on larger projects with reduced contract fee. The Company also captures gross profit from its in-house labor force as well as from its contract fee. The cost ratios between in-house labor and materials or other subcontractors may change based on the stage of construction during a certain period which could cause slight variations in the percentage of gross profit. The increase of gross profit was primarily a result of an increase of contract and service revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total contract and service revenues was approximately 19% and 16% for the nine months ended September 30, 2008 and 2007, respectively. Selling, general and administrative expenses increased $400,918 or 38% to $1,461,948 for the nine months ended September 30, 2008 compared to $1,061,030 for the comparable period in 2007.  The increase in the percentage of selling, general and administrative expenses to revenues was primarily due to an increase in advertising, payroll and payroll related expenses.  We instituted an ad campaign, consisting of full page color ads in four local magazines, during the April through October 2008 period and we added two new employees to our accounting department between July and August 2008.  There was also an increase of professional fees of consultants associated with SOX 404 compliance, the increase of those costs is expected to continue throughout 2008.  The increase in selling, general and administrative expenses was primarily due to an increase in contract and service revenues.

Income from operations.  Income from operations as a percentage of total contract and service revenues was approximately 7% and 11% for the nine months ended September 30, 2008 and 2007, respectively.  Income from operations decreased by $193,097 or 27% to $534,110 for the nine months ended September 30, 2008 from $727,207 for the comparable period in 2007. The decrease in the percentage of income from operations to revenues was the result of a percentage increase of selling, general and administrative offset by a percentage increase of gross profit. The decrease of income from operations was the result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Other income (expense).  Other income decreased by a net of $57,422 for the nine months ended September 30, 2008 compared to the same period in 2007. The net decrease of other expense was primarily the result of a net decrease of $53,425 in equity of the joint venture with Architectural Woodwork of the Hamptons, LLC.  The net decrease in equity in a joint venture was a result the Company’s share of profit in the joint venture of approximately $40,000 for the nine  months ended September 30, 2007 together with the Company’s share of a loss of approximately $13,000 for the ninee months ended September 30, 2008.

Income before income taxes.  Income before income taxes as a percentage of contract and service revenues was approximately 7% and 12% for the nine months ended September 30, 2008 and 2007, respectively. Income before income taxes decreased by $250,519 or 32% to $524,083 for the nine months ended September 30, 2008 from $774,602 for the comparable period in 2007.  The decrease in percentage of income before income taxes to revenues primarily was the result of a percentage increase of selling, general and administrative expenses offset by a percentage increase of gross profit. The increase of income before income taxes primarily was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Income tax expense.  For the nine months ended September 30, 2008 and 2007, we recorded a provision for income taxes of $282,500 and $308,161 respectively.  The increase in income tax expense primarily resulted from the use of a net operating loss carry forward in the 2007 nine month period.  The NOL carry forward was exhausted prior to 2008.  In addition, during the second quarter of 2008, the Company changed its estimated tax accrual for the year ended December 31, 2007.  The effect of this change was to decrease the amount of income tax receivable and increase income taxes and decrease net income during the second quarter by approximately $80,000.  Basic and diluted earnings per share decreased by less than $0.01 for the nine  months ended September 30, 2008 as a result of such change.

Net income.  Net income as a percentage of contract and service revenues was approximately 3% and 7% for the nine months ended September 30, 2008 and 2007, respectively. Net income decreased by $224,858 or 48% to $241,583 for the nine months ended September 30, 2008 from $466,441 for the comparable period in 2007. The decrease in the percentage of net income to total contract and service revenues was the result of a percentage increase of selling, general and administrative expenses offset by a percentage increase of gross profit and tax expense. The increase of net income was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We had cash of approximately $334,630 at September 30, 2008, compared to $123,648 at December 31, 2007, none of which was restricted.  In addition, the Company had working capital of approximately $1,148,815 at September 30, 2008 and $912,442 at December 31, 2007.  It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

Cash flows provided by operating activities were approximately $225,803 for the nine months ended September 30, 2008, compared to cash flows used in operating activities of $338,570 for the nine months ended September 30, 2007.  The increase in cash flows from operating activities between the 2008 and 2007 fiscal quarters primarily was the result of an increase of contract receivables, partially offset by a decrease in accounts payables and a decrease in net income.

Cash flows used in investing activities were approximately $14,821 for the nine months ended September 30, 2008, compared to cash flows used in investing activities of $66,664 for the nine months ended September 30, 2007.  The decrease in cash flows from investing activities between the 2008 and 2007 fiscal quarters primarily were the result of a decrease in purchases of property and equipment.

The Company had no financing activities for the nine months ended September 30, 2008, compared to cash flows used in financing activities of $28,023 for the nine months ended September 30, 2007.  The change in cash flows from financing activities between the 2008 and 2007 nine-month periods was the result of the satisfaction of the mortgage payable in June 2007.

We have no committed source of debt or equity capital.  However, the Company believes that the cumulative backlog as of November 7, 2008 of approximately $9 million of work and $13 million of bids outstanding as of November 7, 2008 will result in overall positive cash flow for the next twelve months. There can be no assurance that all or any of such bids or other potential work will result in contract commitments. Even though we normally have contract commitments with the client, the client customarily has the right to stop, suspend or terminate the client’s project.  Due to the current economic conditions as discussed in the subsection entitled “Economy’s Affect on the Company,” there can be no assurance that all or any projects will be completed as contemplated once a commitment to proceed is given by the subject client.  In addition, our acceptance of work may not result in net income to us.  A failure to realize anticipated revenues may have a material adverse affect on our liquidity and capital resources and may negatively impact the market price of our common stock.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the unaudited consolidated condensed financial statements, included elsewhere in this Quarterly Report on Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Revenue and contract cost are accrued monthly, considering each contract and each month as a profit center, in accordance with SOP 81-1.

ARB No. 45 and SOP 81-1 states that considerations other than those acceptable as a basis for the recognition of income frequently enter into the determination of the timing of interim billings.  For this reason, income to be recognized at various stages of performance ordinarily should not be measured by interim billings.

In addition, although the Company estimates the entire projects costs for the owner, these do not become part of the billing system. The agreements require monthly billings on actual costs, plus a profit fee on a stated percentage.

Further, contract receivables are fully collectable (or work on projects will cease).

Therefore, as there are no other considerations and no estimations are required to bill owners, revenues can be measured by actual costs plus percentage fee only, on a monthly basis, the Company believes that the accrual basis accounting is appropriate.

In addition, revenue under the Percentage of Completion Method would approximate the revenue on the accrual basis accounting.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of September 30, 2008.  Based on their review and evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports that we it file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  However, in evaluating our disclosure and procedures, our Chief Executive Officer and Chief Financial Officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Reference is hereby made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (Commission File No.: 0-5418), Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, filed with the SEC of August 14, 2008, and to the references made in such items, for a discussion of all material pending legal proceedings to which the Company is a party.

Item 1A.

Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any equity securities that were not registered under the Securities Act that have not been previously reported.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Matters.

Our board of directors ratified bonuses of $50,000 each to Roy Dalene, our chief executive officer, and Frank Dalene, our chief financial officer, payable in equal weekly increments through the end of the 2008.  In addition, our board authorized performance  bonuses of $50,000 to such two executive officers in the event that the Company’s total contract and services revenues for the year ended December 31, 2008 are at least 10% greater than the Company’s total contract and services revenues for the year ended December 31, 2007.

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

Dated: November 14, 2008	Hamptons Luxury Homes, Inc.

	By:	/s/ Roy Dalene
Roy Dalene
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

	By:	/s/ Frank Dalene
Frank Dalene
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)