Form 10-K/A
period 2008-12-31
HAMPTONS LUXURY HOMES INC
filed 2009-05-27
CIK 1034674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

 X

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

     Yes    X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

     Yes    X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

 Large accelerated filer                Accelerated filer                Non-accelerated filer                Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company.

     Yes    X  No

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

Fiscal Period	High	Low
Fiscal Year 2006:
Second Quarter (commencing April 18, 2006)	$ 2.500	$ 1.050
Third Quarter	1.350	0.120
Fourth Quarter	0.230	0.070

Fiscal Year 2007:
First Quarter	$ 0.130	$ 0.090
Second Quarter	0.090	0.060
Third Quarter	0.065	0.035
Fourth Quarter	0.190	0.040

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

	Fiscal Year Ended December 31,
	2007		2006		2007 vs 2006
		Percent		Percent	Amount	Percent
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Contract and service revenues	$8,706,384	100.0%	$4,557,941	100.0%	$4,148,443	91.0%
Contract and service costs	6,437,344	73.9	3,293,166	72.3	3,144,178	95.5
Gross profit	2,269,040	26.1	1,264,775	27.7	1,004,265	79.4
Selling, general and
administrative expenses	1,486,947	17.1	1,457,747	32.0	29,200	2.0
Income (loss) from operations	782,093	9.0	(192,972)	(4.2)	975,065	505.3
Other income (expense)	29,876	0.3	32,991	0.7	(3,115)	(9.4)
Income (loss) before income taxes	811,969	9.3	(159,981)	(3.5)	971,950	607.5
Income tax expense	196,000	2.3	16,600	0.4	179,400	1,080.7
Net income (loss)	$615,969	7.1	$(176,581)	(3.9)	$792,550	448.8

TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2006

Contract and service revenues 2007 revenues are comprised primarily of construction service revenues from contracts to construct, renovate, manage and administer luxury estate homes and single family residences.

Contract and service revenues for the twelve months ended December 31, 2007 increased by $4,148,443 or 91% to $8,706,384 as compared with $4,557,941 for the comparable period in 2006.  The increase was due to an overall increase in construction activity for the period resulting from the types of and increases in amounts of projects during 2007 rather than the change in the number of projects.  Revenues were primarily derived from thirty five construction projects undertaken or in progress during 2007 as compared to thirty eight construction projects undertaken during 2006.  More specifically, revenues increased primarily due to two large projects generating approximately $5,519,850 of contract revenue during 2007.

These construction projects vary each year as to project types, such as renovations on existing homes or commercial buildings, construction of new homes, the construction of panelized Barden Homes and small projects resulting from the service and maintenance operations.  One renovation project was a large renovation on an estate home with total contract costs currently estimated to be in excess of $6 million, which was almost mid-way through construction by year end 2007 that generated $2,268,432 in revenues for the current period with the remainder to be completed in 2008.  One large new home with total contract costs in excess of $4 million that was in the finishing stages by year end 2007 that generated $3,251,418 in revenues for the current period with the remainder to be completed early in 2008.

Our indicators of revenues and income from operations are project types, project costs and total contract costs rather than the number of construction projects.  The average revenue per project for 2007 and 2006 were approximately $248,754 and $119,946, respectively.  The project revenues ranged from approximately $358 to $3,251,418 in 2007 and from approximately $110 to $1,496,582 in 2006.

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

Income (loss) before income taxes Income (loss) before income taxes as a percentage of total contract and service revenues was 9.3% and (3.5%) for the twelve months ended December 31, 2007 and 2006, respectively. Income from operations increased $971,950 or 608% to $811,969 for the twelve months ended December 31, 2007 from $(159,981) for the comparable period in 2006. The increase in percentage was the result of a percentage decrease of selling, general and administrative and a percentage decrease of gross profit. The increase of income from operations was a result of an increase in contract and service revenues, an increase in gross profit offset by an increase in selling, general and administrative.

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

Liquidity and Capital Resources

The Company had cash of $123,648 as of December 31, 2007 compared to $510,367 at December 31, 2006, none of which was restricted.  The decrease of cash of $386,719 was primarily due to the net cash used in operating activities of approximately $303,000.  This decrease in cash was more than offset by our working capital of approximately $912,000, as of December 31, 2007.  Included in our working capital at December 31, 2007 (and contributing to our decrease net cash flows used in operating activities) were contracts receivable $1,759,610.  The contract receivables result primarily from contract revenues that are billed each month and generally collected within thirty days and our accounts payable result primarily from direct costs related to our contracts and generally paid upon collection of the corresponding contract receivable.  Further, our decrease in cash was resolved by collections early in 2008.

Net cash flows used in operations were $303,000 for 2007, as compared to net cash provided by operating activities of $376,134 for 2006 resulting primarily from an increase in contracts receivable of $1,654,765, partially offset by a corresponding increase in accounts payable related to construction contracts of $835,872 and our net income, all related to our increase in business.

Our increase in net cash used in investing activities resulted primarily from our purchases of property and equipment.

Net cash flows used in financing activities were $17,183 for the twelve months ended December 30, 2007, compared to cash flows used in financing activities of $351,479 for the twelve months ended December 30, 2006.  The decrease in cash flows used in financing activities between the 2007 and 2006 twelve month periods was the result of the satisfaction of the mortgage payable in June 2007 offset by a loan from an affiliated company and dividends paid to stockholders in 2006.

The Company had retained earnings of $478,000 as of December 31, 2007.  It is currently expected that cash flows from the Company’s existing contracts and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months.

The Company has no committed sources of debt or equity capital.  However, the Company believes that its backlog of approximately $4 million of work on existing contracts and approximately $19 million of bids outstanding will result in positive cash flow for the next 12 months.

Although the credit and housing markets are weak and are anticipated to continue to be weak through at least the beginning of 2009, we believe our current financial position and our anticipated position through 2008 and into 2009 is strong.

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

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of December 31, 2007.  Based on their review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management is working with a consultant to improve its disclosure controls and procedures over financial reporting and to resolve its material weaknesses.

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

Under the supervision and with the participation of our management we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2007, due to the identified material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2007:

•

Information Technology.  Management identified certain control procedures that were not sufficiently documented relating to (a) entity level management of the IT function, (b) logical access to financial applications and company wide networks and (c) the managing of operations for application and technology platforms.  We realize the importance of these IT general controls and have hired a consulting firm to assist us in implementation for full compliance.

•

Code of Ethics and Confidential Reporting Mechanism.  We recognize our company needs to provide leadership and guidance to its employees, clients and vendors regarding business ethics and professional conduct.  A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation.  These policies are being established and will be communicated to our employees and posted on our website.

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

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
					Securities
Name and Principal				Other Annual	Underlying
Position	Fiscal Year Ended	Salary	Bonus	Compensation	Options
Roy Dalene,	December 31, 2007	$150,000	$ 0	$ 0 (1)	None
Chairman, Chief	December 31, 2006	140,839	0	0 (1)	None
Executive Officer
and President

Frank Dalene,	December 31, 2007	$150,000	$ 0	$ 0 (2)	None
Chief Financial	December 31, 2006	140,839	0	0 (2)	None
Officer and Vice
President

________

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

Pension Benefits

We did not have in place during our fiscal year ended December 31, 2007, nor for any previous period, any plan or arrangement that provides for payments or other benefits at, following or in connection with the retirement of any of our named executive officers listed in the Summary Compensation Table.

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

3.1

Composite of the Certificate of Incorporation of Hamptons Luxury Homes, Inc., as amended to date.  [Incorporated by reference to exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.]

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

21.1

Subsidiaries of the Registrant.  .  [Incorporated by reference to exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.]

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

/s/ Most & Company, LLP

Most & Company, LLP

New York, New York

March 14, 2007

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31,

	2007	2006

ASSETS
Current assets
Cash	$123,648	$510,367
Contracts receivable (net of allowance for doubtful accounts of
$25,000 for 2006)	1,759,610	107,785
Income tax receivable	176,000	-
Prepaid expenses and other current assets	16,008	35,642
Total current assets	2,075,266	653,794

Property and equipment, net	61,043	308,102
Advances to and investment in joint venture	56,170	36,189
Deferred financing costs	-	22,384
Other assets	16,600	-

Total assets	$2,209,079	$1,020,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of mortgage payable	$-	$42,047
Accounts payable	1,119,927	200,113
Accrued expenses and other current liabilities	12,397	18,310
Income taxes payable	30,500	16,600
Total current liabilities	1,162,824	277,070

Deferred taxes payable	29,000	-
Mortgage payable	-	521,952
Total liabilities	1,191,824	799,022

Stockholders' equity
Common stock, par value $0.0001, 200,000,000 shares authorized,
57,971,650 shares issued and outstanding in 2007 and 2006	5,797	5,797
Additional paid-in capital	533,913	354,074
Retained earnings	477,545	(138,424)
Total stockholders' equity	1,017,255	221,447

Total liabilities and stockholders' equity	$2,209,079	$1,020,469

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

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
			Additional			Retained	Total
			Paid in		Deferred	Earnings	Stockholders’
	Shares	Amount	Capital		Compensation	Deficit	Equity

Balance as of December 31, 2005	59,071,650	$5,907	$166,714		$(112,708)	$238,157	$298,070

Dividends - Telemark, pre-merger	-	-	-		-	(200,000)	(200,000)
Issuance of shares for financial advisory services	100,000	10	99,990		(100,000)	-	-
Issuance of shares for advertising	100,000	10	99,990		(100,000)	-	-
Issuance of warrants for investor relations services	-	-	34,750		-	-	34,750
Issuance of shares for legal services	150,000	15	149,985		-	-	150,000
Termination of advisory agreement	(1,350,000)	(135)	(134,865)		-	-	(135,000)
Modification and repurchase of shares issued for consulting services	(100,000)	(10)	(62,490)		50,000	-	(12,500)
Amortization of deferred compensation	-	-	-		262,708	-	262,708
Net loss	-	-	-		-	(176,581)	(176,581)

Balance as of December 31, 2006	57,971,650	5,797	354,074		None	(138,424)	221,447

Issuance of options	-	-	7,500		-	-	7,500
Transfer of land and building	-	-	172,339		-	-	172,339
Net income	-	-	-		-	615,969	615,969

Balance as of December 31, 2007	57,971,650	$5,797	$533,913	$	None	$477,545	$1,017,255

The accompanying notes are an integral part of the consolidated financial statements.

HAMPTONS LUXURY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$615,969	$(176,581)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities
Depreciation and amortization	12,812	19,307
Write-off of financing costs	21,184	-
Amortization of deferred compensation		127,708
Equity in income of joint venture	(19,981)	(27,423)
Stock-based compensation	7,500	184,750
Changes in assets and liabilities
Contracts receivable	(1,654,765)	257,177
Income tax refund receivable	(176,000)	-
Prepaid expenses and other current assets	15,934	(2,042)
Other assets	(16,600)	9,797
Accounts payable	835,408	(3,188)
Accrued expenses and other current liabilities	12,767	(29,971)
Income taxes payable	13,900	16,600
Deferred income taxes payable	29,000	-
Net cash (used in) provided by operating activities	(302,872)	376,134

Cash flows from investing activities:
Purchases of property and equipment	(62,222)	(7,206)
Transfer of land and building	(4,442)	-
Net cash used in investing activities	(66,664)	(7,206)

Cash flows from financing activities:
Payoff and repayments of mortgage payable	(563,999)	(38,979)
Loan from affiliated company	546,816	-
Repurchase of shares	-	(12,500)
Dividends paid to stockholders	-	(300,000)
Net cash used in financing activities	(17,183)	(351,479)

Net (decrease) increase in cash	(386,719)	17,449
Cash, beginning of period	510,367	492,918
Cash, end of period	$123,648	$510,367

Supplemental disclosure of cash flow information
Interest expense	$19,815	50,803
Taxes paid	$329,100

Noncash Transactions
Transfer of land and building	$374,477
Capitalization of loan payable - stockholder	$172,339
Due from shareholders applied to dividends		$200,000

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

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006

Land	$-	$87,187
Buildings and improvements	-	409,106
Computer equipment	261,910	199,688
Office furniture and equipment	188,660	188,660
	450,570	884,641

Less: Accumulated depreciation	389,527	576,539

	$61,043	$308,102

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

For the years ended December 31, 2007 and 2006, income tax expense consisted of the following:

	2007	2006
Federal
Current	$127,000	$12,375
Deferred	25,000	-
	152,000	12,375
State
Current	40,000	4,225
Deferred	4,000	-
	44,000	4,225

	$196,000	$16,600

As of December 31, 2007 and 2006, the components of the deferred income taxes payable consisted of:

	2007	2006

Net operating loss	$-		$137,000
Equity in income of joint venture	18,000		11,000
Doubtful accounts	(9,000)		(9,000)
Depreciation	23,000		-
Other	(3,000)		(2,000)
Allowance	-		(137,000)

	$29,000	$	None

For the years ended December 2007 and 2006, deferred income tax expense (benefit) consisted of:

	2007	2006
Net operating loss carryforwards	$137,000		$(38,000)
Equity in income	7,000		11,000
Doubtful accounts	-		(9,000)
Depreciation	23,000		-
Other	(1,000)		(2,000)
Allowance	(137,000)		38,000

	$29,000	$	None

For the years ended December 31, 2007 and 2006, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2007		2006
Federal income tax, at statutory rate	$209,000		$(55,000)
State income tax expense, net of Federal benefit	37,000		(7,000)
Effect of TI as S Corporation	(50,000)		17,000
Use of NOL carryforwards	(137,000)		-
Other	-		7,000
Allowance	137,000		38,000

	$196,000	$	None

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

NOTE 12 –

EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS REPORT

(a)

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

On September 26, 2008, the complaining former chief accounting officer submitted to OSHA a letter and supporting documents that attempted to rebut the Company’s position as set forth in the Company’s June 2008 submission.  The Company currently is in the process of preparing a response to the complainant’s September 26, 2008 submission.

If investigation provides OSHA with reasonable cause to believe that SOX has been violated by the Company and reinstatement of the complaining former chief accounting officer is warranted, the Company will again be contacted by OSHA prior to the issuance of findings and a preliminary order, at which time the Company will be advised of the substance of the relevant evidence supporting the complainant’s allegations, and the Company will be given the opportunity to submit a written response, to meet with the investigator to present statements from rebuttal witnesses and to present legal and factual arguments.

The Company believes the complaint is totally without merit and intends to vigorously defend its position during the OSHA investigation.

(b)

On April 3, 2009, an action was commenced in the U.S. District Court for the Eastern District of New York against the Company, The Company’s two executive officers and principal stockholders, the Company’s outside counsel and the Company’s independent auditors.  This action was brought by an individual, appearing pro se, who claims to be the owner of an entity that acted as a consultant to the Company and who is a former executive officer and director of the Company and holds approximately 10 million shares of the Company’s common stock.  The Company terminated the consultant on March 20,

 2008 and has paid the consulting entity all consulting fees for all periods through the date of termination.  The plaintiff sought a preliminary injunction against the Company seeking alleged consulting fees due the consultant entity.  The request for injunctive relief was denied.  In his complaint, the plaintiff alleges that the Company committed securities fraud by failing to implement a roll-up strategy.  The plaintiff further alleges that the Company filed reports with the U.S. Securities and Exchange Commission that included financial statements that were not prepared in conformity with accounting principles generally accepted in the United States.  The complaint also alleges that the consulting entity was terminated because of its alleged whistler-blower complaints to numerous governmental authorities and others, including the Financial Industry Regulatory Authority, Inc., concerning violations of securities and other laws.  Despite naming the Company’s outside counsel and auditors as defendants, the complaint fails to state any specific allegations against the Company’s outside counsel and auditors.  The court granted plaintiff the opportunity to re-plead his complaint.

The Company believes the complaint is totally without merit and intends to vigorously defend its position.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2009

Hamptons Luxury Homes, Inc.

By:

      /s/ Roy Dalene

Roy Dalene, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Roy Dalene	Chief Executive Officer, President	May 21, 2009
Roy Dalene	and Director (Principal Executive
Officer)

/s/ Frank Dalene	Chief Financial Officer, Vice	May 21, 2009
Frank Dalene	President and Director (Principal
Financial and Accounting Officer)